Form 10-Q
period 2017-04-02
QUANTENNA COMMUNICATIONS INC
filed 2017-05-09
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from               to
Commission File Number: 001-37927
____________________________________
QUANTENNA COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)
_____________________________________

Delaware	33-1127317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3450 W. Warren Avenue
Fremont, California 94538
(Address of principal executive offices, including zip code)

(510) 743-2260
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company.
See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 2, 2017, 33,698,512 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our:

•	ability to design and develop Wi-Fi solutions that achieve market acceptance;

•	ability to innovate new leading-edge Wi-Fi solutions and bring them to market in a timely manner;

•	ability to attract and retain customers;

•	ability to attract and maintain relationships with service providers;

•	ability to maintain an adequate rate of revenue growth;

•	ability to expand into new Wi-Fi market segments and additional markets;

•	ability to achieve design wins and convert design wins into production volume sales;

•	future financial and results of operations;

•	expectations regarding our industry and potential markets;

•	beliefs and objectives for our business plan and anticipated future operations;

•	beliefs associated with the use of our solutions;

•	ability to meet customer requirements;

•	ability to further penetrate our existing customer base;

•	ability to further develop strategic relationships;

•	expectations concerning additional purchase orders by existing customers;

•	ability to maintain our competitive technological advantages against existing competitors and new entrants in our industry;

•	the effects of increased competition in our market and our ability to compete effectively;

•	ability to timely and effectively scale and adapt our existing technology;

•	ability to manage our international operations;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	costs associated with defending intellectual property infringement and other claims;

•	ability to maintain, protect, and enhance our brand and intellectual property;

•	expectations concerning relationships with third parties, including manufacturing partners;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel; and

•	future acquisitions of or investments in complementary companies, products or technologies.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 2, 2017	January 1, 2017

Assets
Current assets
Cash and cash equivalents	$114,401	$117,045
Accounts receivable	17,812	14,480
Inventory	13,361	15,820
Prepaid expenses and other current assets	3,745	2,470
Total current assets	149,319	149,815
Property and equipment, net	6,025	4,742
Other long-term assets	743	232
Total assets	$156,087	$154,789
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,896	$7,776
Accrued liabilities and other current liabilities	18,163	11,801
Long-term debt, current portion	2,288	2,257
Total current liabilities	22,347	21,834
Long-term debt	3,063	3,680
Other long-term liabilities	476	527
Total liabilities	25,886	26,041
Commitments and contingencies (see Note 6)
Stockholders’ equity
Common stock, $0.0001 par value 1,000,000,000 and 1,000,000,000, shares authorized at April 2, 2017 and January 1, 2017, respectively; 33,230,450 and 33,076,150 shares issued and outstanding at April 2, 2017 and January 1, 2017, respectively	3	3
Additional paid-in capital	292,710	290,319
Accumulated deficit	(162,512)	(161,574)
Total stockholders’ equity	130,201	128,748
Total liabilities, and stockholders’ equity	$156,087	$154,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 2, 2017	March 27, 2016

Revenue	$37,891	$24,437
Cost of revenue	19,307	12,534
Gross profit	18,584	11,903
Operating expenses:
Research and development	12,633	10,227
Sales and marketing	2,914	1,630
General and administrative	3,389	1,562
Total operating expenses	18,936	13,419
Loss from operations	(352)	(1,516)
Interest expense	(197)	(114)
Other income (expense), net	200	(68)
Loss before income taxes	(349)	(1,698)
Provision for income taxes	(535)	(17)
Net loss and comprehensive loss	$(884)	$(1,715)
Net loss per share, basic and diluted	$(0.03)	$(1.63)
Weighted average shares used to compute basic and diluted net loss per share	33,106,518	1,050,798
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2017	March 27, 2016

Cash flows from operating activities
Net loss	$(884)	$(1,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	479	269
Stock-based compensation expense	2,104	304
Non-cash interest expense	135	34
Change in fair value of convertible preferred stock warrants liability	—	10
Changes in assets and liabilities
Accounts receivable	(3,332)	2,148
Inventory	2,459	148
Prepaid expenses and other current assets	(1,324)	(315)
Other assets	(511)	4
Accounts payable	(5,870)	10
Accrued liabilities and other current liabilities	6,309	1,900
Net cash provided by (used) in operating activities	(435)	2,797
Cash flows from investing activities
Purchase of property and equipment	(1,700)	(14)
Net cash used in investing activities	(1,700)	(14)
Cash flows from financing activities
Proceeds from issuance of common stock	194	53
Payments of deferred offering costs	(31)	—
Repayments of long-term debt	(672)	(942)
Net cash used in financing activities	(509)	(889)
Net increase (decrease) in cash and cash equivalents	$(2,644)	$1,894
Cash and cash equivalents
Beginning of period	$117,045	$18,850
End of period	$114,401	$20,744
Supplemental disclosure of cash flow information
Interest paid during the period	$182	$79
Income taxes paid during the period	$62	$32
Supplemental disclosure of non-cash investing and financing activities
Unpaid deferred offering costs	$33	$—
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$276	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.
Initial Public Offering
On October 27, 2016, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on The NASDAQ Global Select Market on October 28, 2016. The public offering price of the shares sold in the IPO was $16.00 per share. The IPO closed on November 2, 2016 and a second close occurred on November 25, 2016, pursuant to which the Company sold 6,775,466 shares of common stock, including the sale of 75,466 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. The Company received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and preferred stock warrants were converted into common stock and common stock warrants, respectively.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 1, 2017 (“2016 Annual Report on Form 10-K”).
Use of Estimates
Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Significant Accounting Policies
During the three months ended April 2, 2017, there have been no changes in our significant accounting policies as described in the Company’s 2016 Annual Report on Form 10-K, except for stock-based compensation as discussed below:
The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On January 1, 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09 ,Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this guidance, the Company elected the option to no longer apply a forfeiture rate to the stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under the modified retrospective method of adoption the Company recorded an immaterial cumulative effect adjustment of $54,000 to the opening accumulated deficit on January 2, 2017.
2.    Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated statements of cash flows.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation - Interests Held through Related Parties That Are under Common Control, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flow.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15,

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2017. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The standard is effective on January 1, 2017, with early adoption permitted. The Company adopted ASU No. 2015-17 as of January 1, 2017 and the adoption of this guidance did not have a material effect on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU No. 2015-11 applies to all business entities and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU No. 2015-11 as of January 2, 2017 and the adoption of this guidance did not have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance for a customer’s accounting for cloud computing costs. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. This standard may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under ASU No. 2015-03, debt issuance costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 has been applied retrospectively to the Company’s Consolidated Balance Sheet and resulted in an immaterial impact on the outstanding carrying value of the debt as of January 1, 2017.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU No. 2014-09. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but it does not currently expect to have a material impact on its consolidated financial position or results of operations. Based on the evaluation of its current contracts and revenue streams, most of the revenue will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.
3.     Earnings Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(in thousands, except share and per share data)
Net loss	$(884)	$(1,715)
Weighted-average shares outstanding	33,165,023	1,137,408
Less: weighted average shares subject to repurchase due to early exercise	(58,505)	(86,610)
Weighted average shares used to compute basic and diluted net loss per share	33,106,518	1,050,798
Net loss per share, basic and diluted	$(0.03)	$(1.63)
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended
	April 2, 2017	March 27, 2016

Convertible preferred stock (as-converted)	—	24,790,650
Warrants to purchase convertible preferred stock	—	38,748
Warrants to purchase common stock	422,856	312,256
Shares available for Employee Stock Purchase Plan (“ESPP”)	286,171	—
Restricted Stock Units (“RSUs”)	826,715	—
Options to purchase common stock	6,826,964	5,016,250
Total	8,362,706	30,157,904

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.     Balance Sheets Components
Property and equipment, net consisted of the following:

	April 2, 2017	January 1, 2017
	(in thousands)
Computer and lab equipment	$11,479	$9,748
Computer software	625	625
Furniture and fixtures	168	136
Leasehold improvements	218	218
	12,490	10,727
Accumulated depreciation and amortization	(6,465)	(5,985)
Property and equipment, net	$6,025	$4,742
Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the three months ended April 2, 2017 and March 27, 2016, respectively.
Inventory
Inventory consisted of the following:

	April 2, 2017	January 1, 2017
	(in thousands)
Raw materials	$5,254	$9,067
Work in progress	1,809	1,128
Finished goods	6,298	5,625
	$13,361	$15,820
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	April 2, 2017	January 1, 2017
	(in thousands)
Accrued payroll and related benefits	$3,194	$2,842
Accrued customer rebates	5,333	3,026
Accrual for inventory purchases	2,543	1,353
Accrued expenses	3,863	2,952
ESPP employee contributions	1,757	665
Other	1,473	963
	$18,163	$11,801

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Fair Value Measurements
The Company determines fair value measurements used in its consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
At April 2, 2017 and January 1, 2017, highly liquid money market funds of $101.0 million and $100.9 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.
There were no assets or liabilities in Level 2 and Level 3 of the fair value hierarchy and there were no transfers between Level 1 and Level 2 categories during any of the periods presented.
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock Warrants
As of April 2, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	283,005	2.50	February 2019
Common stock warrants	February 2016	20,251	4.00	February 2019
Common stock warrants	February 2016	9,000	0.05	January 2018
Common stock warrants	May 2016	110,600	4.00	May 2026
As of January 1, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	October 2013	38,748	$7.74	October 2023
Common stock warrants	September 2015	283,005	$2.50	February 2019
Common stock warrants	February 2016	20,251	$4.00	February 2019
Common stock warrants	February 2016	9,000	$0.05	January 2018
Common stock warrants	May 2016	126,400	$4.00	May 2026
During the three months ended April 2, 2017, common stock warrants issued in May 2016, to a lender of the Company, were partially exercised at $4.00 per share. During the three months ended April 2, 2017, common stock warrants issued in October 2013, to another lender of the Company were exercised at $7.74 per share.
6.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations.
The following is a schedule of future minimum lease payments under operating leases as of April 2, 2017 (in thousands):

2017 (remaining nine months)	$604
2018	1,753
2019	1,567
2020	1,576
2021	1,627
2022 and beyond	3,645
Total minimum lease payments	$10,772
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended April 2, 2017 and March 27, 2016 was $0.3 million.
In February 2017, the Company entered into a new lease agreement for its corporate headquarters located in San Jose, California consisting of approximately 84,000 square feet. The lease term is 76 months commencing on October 1, 2017 and expiring in 2024.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Purchase Commitments
The Company has purchase obligations of $23.4 million that are based on outstanding purchase orders as of April 2, 2017, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of April 2, 2017.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at April 2, 2017.
Commitments
In April 2012, an agreement was entered into with Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO”), which required the Company to form a wholly-owned subsidiary in the Russian Federation and to provide funding to the subsidiary in the three years following April 16, 2012. This wholly-owned subsidiary performs research and development activities for the Company. Funding means cash transfers to the subsidiary for equity investments, reimbursements of subsidiary operating expenses and Company expenses related to the subsidiary. RUSNANO also requires participation in subsidiary financial decisions.
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
As of April 2, 2017, no penalty had been incurred, as the Company had met the minimum funding requirements.
Legal Matters
From time to time, the Company is a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, and when the outcomes of the claims or proceedings are probable and reasonably estimable. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on the Company’s results of operations, financial position, and cash flows.
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.     Long-term Debt
Loan and Security Agreement
The Company’s Loan and Security Agreement with SVB includes (i) term loans (ii) revolving line of credit and (iii) Mezzanine loan. The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest between 4.25% to 5.00% depending on the Company’s consolidated leverage ratio, and the Mezzanine Loan has interest at a fixed rate per annum equal to 10.5%.
The outstanding balance on the term loans was $5.4 million as of April 2, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million and not drawn down on the Mezzanine Loan as of April 2, 2017.
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
The amended and restated Loan and Security Agreement (the “SVB Loan and Security Agreement”) are collateralized by certain of the Company’s assets, including pledges of certain of the Company’s equity interests in its subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement and the Mezzanine Loan contain customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in the Company’s business. In addition, the credit facilities prohibit the payment of cash dividends on the Company’s capital stock and also place restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The amended and restated Loan and Security Agreement has certain prepayment premium upon repayment before the maturity date.
As of April 2, 2017, future minimum payments for the long-term debt are as follows (in thousands):

Long-term debt

2017	$1,838
2018	2,383
2019	1,618
Total minimum payments	5,839
Less: Amount representing interest	(295)
Less: Amount representing closing and repayment fees	(210)
Present value of minimum payments	5,334
Less: Unamortized debt discounts	(103)
Plus: Accretion of closing and repayment fees	120
Long-term debt, net	5,351
Less: Long-term debt, current portion	2,288
Non-current portion of long-term debt	3,063
8.    Stockholders’ Equity
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends.
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

April 2, 2017

Options issued and outstanding	6,826,964
RSUs issued and outstanding	826,715
Common stock warrants	422,856
Shares available for ESPP	2,000,000
Shares available for future stock awards	3,079,983
13,156,518
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36 of the total number of shares originally granted per month for 36 months. At April 2, 2017, 56,000 shares remained subject to the Company’s right of repurchase.
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
9.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
(in thousands)	April 2, 2017	March 27, 2016

Cost of revenue	$43	$3
Research and development	1,205	101
Sales and marketing	353	30
General and administrative	503	170
Total stock-based compensation expense	$2,104	$304
Stock-based compensation expense in the three months ended April 2, 2017 was $2.1 million (comprising approximately $0.8 million related to stock options, $0.7 million related to RSU awards and $0.6 million related to the Company’s employee stock purchase plan). Stock-based compensation expense in the three months ended March 27, 2016 was $0.3 million comprising of stock options.
During the three months ended April 2, 2017, the Company granted 822,435 RSUs to employees. There were no RSU grants during the three months ended March 27, 2016.
10. Income Taxes

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded an income tax expense of $0.5 million for the three months ended April 2, 2017. The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.
As of April 2, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets at April 2, 2017. Due to improvements in the United States operating results over the past three years, the Company believes a reasonable possibility exists that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against its federal and state net deferred tax assets will no longer be needed.
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
No deferred tax assets have been recognized on the Company’s balance sheet related to its NOLs and tax credits, as they are fully reserved by a valuation allowance. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes,” including in connection with its initial public offering. If so, or if the Company does not generate sufficient taxable income, it may not be able to utilize a material portion of its NOLs and tax credits even if it achieves profitability. If the Company is limited in its ability to use its NOLs and tax credits in future years in which it has taxable income, it will pay more taxes than if it were able to fully utilize its NOLs and tax credits. This could adversely affect the Company’s results of operations.
11.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.1 million as of April 2, 2017.
12.     Related Party transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, is the President and Chief Executive Officer of Cadence Design Systems, Inc. (“Cadence”), an electronic design automation software and engineering services company. Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. The Company incurred fees of approximately $1.0 million and $0.3 million under the terms of this arrangement in fiscal the three months ended April 2, 2017 and March 27, 2016, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 (“2016 Annual Report on Form 10-K”) and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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
Our solutions portfolio is currently comprised of Institute of Electrical and Electronics Engineers (“IEEE”) Wi-Fi standard radio frequency and digital baseband semiconductor solutions. These semiconductors are typically sold together as a chipset combined with software and system-level reference designs that constitute a highly integrated Wi-Fi solution.
We sell our Wi-Fi solutions directly to global Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We are also addressing additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications (e.g., access points), and (iii) consumer electronics OEMs for consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(Percentage of revenue)
Customer:
Arris International plc	15%	*
Technicolor SA	13%	12%
Uniquest Corporation	*	12%
Sagemcom Broadband SAS	*	11%
MitraStar Technology Corp.	*	10%
________________________

*	Customer percentage of revenue was less than 10%.
Almost all of our revenue is generated outside the United States for the three months ended April 2, 2017 and March 27, 2016, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately directed and sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars.
We use a fabless semiconductor business model and rely on third-party contractors to fabricate, assemble, and test our chipset designs. We purchase silicon wafers from Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), our foundry partner, which are then shipped to third-party contractors who assemble and test our chipsets. Our inventory is distributed from the third-party contractors and a contracted warehouse in Taiwan. We believe this outsourced manufacturing approach gives us access to the best available process technology, reduces our capital requirements, and allows us to focus our resources on the design, development, marketing, sales, and customer integration of our Wi-Fi solutions. We typically receive purchase orders 12 to 14 weeks ahead of our customers’ desired delivery date, and we build our inventory primarily on the basis of purchase orders from our customers.
Our revenue increased to $37.9 million for the three months ended April 2, 2017 from $24.4 million for the three months ended March 27, 2016, representing an increase of 55%. Our net loss was $0.9 million and $1.7 million for the three months ended April 2, 2017 and March 27, 2016, respectively.
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

Wi-Fi Solutions Pricing, Cost and Gross Margin
Our average selling price(“ASP”) can vary by product mix, customer mix and end market, due to end market-specific characteristics such as supply and demand, competitive landscape, the maturation of Wi-Fi solutions launched in prior years and the launch of new Wi-Fi solutions. Our gross margin depends on a variety of factors, including the sales volume, features, price, and manufacturing costs of our Wi-Fi solutions. We make continuous investments in our solutions to enhance existing and add new features, maintain our competitiveness, minimize ASP erosion, and reduce the cost of our solutions.
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
Our revenue is generated primarily from sales of our Wi-Fi solutions to our OEM and ODM customers. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. Our Wi-Fi solutions are integrated into OEM products, such as gateways, set-top boxes, repeaters or routers, which are then sold primarily to service providers. Our sales have historically been made on the basis of purchase orders against our standard terms and conditions, rather than long-term agreements and revenue is recognized on a sell-in basis. Sales of our Wi-Fi solutions fluctuate primarily based on competition, sales volume, customer inventory and price. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, such as customer product development and deployment cycles and the purchasing patterns of our customers and third-party distributors.
During the three months ended March 27, 2016, we also derived revenue from a limited number of licensing and non-recurring arrangements. These arrangements are no longer active. In the future, we may enter into new licensing arrangements on an opportunistic basis.
Cost of Revenue
We utilize third-party contractors for the production of the chipsets included in our Wi-Fi solutions. Cost of revenue primarily relates to the purchase of silicon wafers from our third-party foundry, and costs associated with assembly, testing and inbound and outbound shipping of our wafers and chipsets. After we purchase wafers from our third-party foundry, we bear the manufacturing yield risk related to assembling and testing these wafers into chipsets, which can result in benefit or expense recorded in cost of revenue. Cost of revenue also includes lower of cost or market adjustments to the carrying value of inventory, scrap and inventory obsolescence, royalty costs, and any accruals for warranty obligations, which we record when revenue is recognized. Additionally, cost of revenue includes manufacturing overhead expense, such as personnel cost which primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits; depreciation expense, and allocated administrative costs associated with supply chain management and quality assurance activities as well as property insurance premiums.
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
Operating Expenses
Our operating expenses consisted of research and development (“R&D”), sales and marketing, (“S&M”) and general and administrative(“G&A”) expenses. Personnel costs are the largest component of operating expenses and primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits. As we continue to grow our business, we expect operating expenses to increase in absolute dollars.
Research and Development. Our R&D expenses consisted primarily of personnel costs to support our R&D activities, including silicon design, software development and testing, and customers’ product development support and qualification. R&D expenses also included tape-out costs, which include layout services, mask sets, prototype wafers, mask set revisions, intellectual property license fees, and system qualification and testing incurred before releasing new semiconductor designs into production. In addition, R&D expenses included design software and simulation tools licenses, depreciation expense, and allocated administrative costs. All R&D costs are expensed as incurred.
Sales and Marketing. Our S&M expenses consisted primarily of personnel costs for our S&M activities, including pre-sales support. S&M expenses also included sales-based commissions we pay to independent sales representatives, public relations costs, trade show expenses, product marketing and communication, promotional activities, travel and entertainment costs and allocated administrative costs.
General and Administrative. Our G&A expenses consisted primarily of personnel costs for our administrative personnel in support of our infrastructure functions such as general management, finance, human resources, legal, facilities and information technology. G&A expenses also included professional services fees, insurance premiums, depreciation expense, and allocated administrative costs, as well as any allowance for doubtful accounts.
Interest Expense
Interest expense consists primarily of interest related to outstanding debt and amortization of debt discount.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from our cash equivalents portfolio, the effect of exchange rates on our foreign currency-denominated asset and liability balances and prior to our IPO, changes in the fair value of our convertible preferred stock warrants.
Provision for Income Taxes
Provision for income taxes consists primarily of alternative minimum tax and income taxes in the foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets, including net operating loss carry-forward and R&D credits. Due to improvements in the United States operating results over the past three years, we believe a reasonable possibility exists that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against our federal and state net deferred tax assets will no longer be needed.

Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	April 2, 2017		March 27, 2016
	Amount	% of Revenue	Amount	% of Revenue

	(Dollars in thousands)
Revenue	$37,891	100%	$24,437	100%
Cost of revenue (1)	19,307	51	12,534	51
Gross profit	18,584	49	11,903	49
Operating expenses (1)
Research and development	12,633	33	10,227	42
Sales and marketing	2,914	8	1,630	7
General and administrative	3,389	9	1,562	6
Total operating expenses	18,936	50	13,419	55
Loss from operations	(352)	(1)	(1,516)	(6)
Interest expense	(197)	(1)	(114)	—
Other income (expense), net	200	1	(68)	—
Loss before income taxes	(349)	(1)	(1,698)	(6)
Provision for income taxes	(535)	(1)	(17)	—
Net loss	$(884)	(2)%	$(1,715)	(6)%
Net loss per share, basic and diluted	$(0.03)		$(1.63)
Weighted average shares used to compute basic and diluted net loss per share	33,106,518		1,050,798
________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(In thousands)
Cost of revenue	$43	$3
Research and development	1,205	101
Sales and marketing	353	30
General and administrative	503	170
Total stock-based compensation expense	$2,104	$304

Comparison of the three months ended April 2, 2017 and March 27, 2016
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	April 2, 2017	March 27, 2016	Change	% Change
	(Dollars in thousands)
Revenue	$37,891	$24,437	$13,454	55%
Cost of revenue	19,307	12,534	6,773	54%
Gross profit	$18,584	$11,903	$6,681	56%
Gross margin	49.0%	48.7%	0.3%
Revenue. Revenue increased $13.5 million, or 55%, to $37.9 million in the three months ended April 2, 2017 compared to the corresponding period in 2016. This increase was primarily due to a $14.0 million increase in sales of our Wi-Fi solutions driven by higher sales volumes on substantially flat ASPs period to period, partially offset by a $0.5 million, decrease in revenue from licensing arrangements that ended in January 2016. We expect that revenue will increase in absolute dollars in second quarter due to more sales of our solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $6.8 million, or 54%, to $19.3 million in the three months ended April 2, 2017 compared to the corresponding period in 2016, as a result of higher sales volume partially offset by lower unit cost for our Wi-Fi solutions. Gross profit increased $6.7 million, or 56%, to $18.6 million in the three months ended April 2, 2017 compared to the corresponding period in 2016 due to the higher sales volume and lower unit cost. Gross margin increased by 30 basis points, to 49.0%, in the three months ended April 2, 2017, compared to the corresponding period in 2016, primarily consisting of an approximately 210 basis points gross margin increase from higher gross margin from sales of our Wi-Fi solutions, partially offset by an approximately 180 basis points of lost gross margin from the expiration of certain licensing arrangements. The approximately 210 basis points from higher gross margin from Wi-Fi solutions resulted from a mix shift towards higher margin 802.11ac Wi-Fi solutions, and unit cost reductions due to more favorable pricing from our third-party contractors as a result of higher manufacturing volume. We expect Gross Margin to remain relatively flat or slightly higher in the second quarter.
Operating Expenses

	Three Months Ended
	April 2, 2017		March 27, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$12,633	33%	$10,227	42%	$2,406	24%
Sales and marketing	2,914	8%	1,630	7%	1,284	79%
General and administrative	3,389	9%	1,562	6%	1,827	117%
Total operating expenses	$18,936	50%	$13,419	55%	$5,517	41%
Research and Development Expense.  R&D expenses increased $2.4 million, or 24%, to $12.6 million in the three months ended April 2, 2017 compared to the corresponding period in 2016, primarily due to a $3.1 million increase in personnel costs, including a $1.1 million in stock-based compensation expense, resulting from additional headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities. R&D expenses also increased by $0.4 million due to increase from allocated administrative costs and $0.2 million from equipment related expenses to support and qualify new product platforms. The increase in R&D expenses was partially offset by reduction in tape-out of $1.3 million and lower professional services of $0.2 million. We expect that R&D expenses will increase in absolute dollars in the second quarter as we continue to incur costs for increase in personnel related costs and tape out expenses.

Sales and Marketing Expense. S&M expense increased $1.3 million, or 79%, to $2.9 million in the three months ended April 2, 2017 compared to the corresponding period in 2016 due to an increase of $1.0 million in personnel related costs, including $0.3 million stock based compensation to support our expanding business, $0.1 million travel related expenses and, $0.1 million from allocated administrative costs. We expect that S&M expense will remain flat in second quarter.
General and Administrative Expense.  G&A expense increased $1.8 million, or 117%, to $3.4 million in the three months ended April 2, 2017 compared to the corresponding period in 2016, primarily due to a $0.9 million increase in legal and consulting expenses as we became a public company and $0.7 million in personnel costs, including a $0.3 million of stock based compensation expense as we increased our administrative headcount to support the growth of our business. We expect that G&A expense will be flat or slightly higher in second quarter.
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of April 2, 2017 and January 1, 2017, we had cash and cash equivalents of $114.4 million and $117.0 million, respectively. As of April 2, 2017, we had an accumulated deficit of $162.5 million.
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
Credit Facilities
Our Loan and Security Agreement with Silicon Valley Bank (“SVB” or the “Lender”) includes (i) term loans (ii) revolving line of credit and (iii) Mezzanine Loan Agreement with SVB (the “Mezzanine Loan”). The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest between 4.25% to 5.00% depending on our consolidated leverage ratio, and the Mezzanine Loan has interest at a fixed rate per annum equal to 10.5%.
The outstanding balance on the term loan was $5.4 million as of April 2, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million and has not drawn down on the Mezzanine loan as of April 2, 2017.
The amended and restated Loan and Security Agreement with SVB (the “SVB Loan and Security Agreement”) and the Mezzanine Loan are collateralized by certain of our assets, including pledging of certain of our equity interest in our subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement and the Mezzanine Loan contain customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. In addition, the credit facilities prohibit the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of April 2, 2017, we were in compliance with all applicable covenants.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	April 2, 2017	March 27, 2016
	(In thousands)
Net cash provided by (used in) :
Operating activities	(435)	$2,797
Investing activities	(1,700)	(14)
Financing activities	(509)	(889)
Net increase (decrease) in cash and cash equivalents	$(2,644)	$1,894
Cash flows from Operating Activities.
Net cash used in operating activities for the three months ended April 2, 2017 was $0.4 million, compared to net cash provided by operating activities for the three months ended March 27, 2016 of $2.8 million.
Net cash used in operating activities for the three months ended April 2, 2017 of $0.4 million was comprised of a net loss of $0.9 million, as well as net cash outflow from changes in operating assets and liabilities of $2.3 million, partially offset by non-cash expenses of $2.1 million of stock-based compensation, $0.5 million of depreciation and amortization and $0.1 million of non-cash interest expense. The changes in operating assets and liabilities primarily consist of a $5.9 million decrease in accounts payable due to timing of payments to our suppliers, $3.3 million increase in accounts receivable due to increased sales, $1.3 million increase in prepaid expenses and other current assets and an increase of $0.5 million of other assets offset by an increase of $6.3 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and $2.5 million decrease in inventory due to timing of purchases of raw materials .
Net cash provided by operating activities for the three months ended March 27, 2016 of $2.8 million was comprised of a net loss of $1.7 million, offset by non-cash expenses of $0.3 million and $0.3 million of stock-based compensation and depreciation and amortization, respectively, as well as a net cash inflow from changes in operating assets and liabilities of $3.9 million. The changes in operating assets and liabilities primarily consist of a decrease of $2.1 million in accounts receivable and an increase of $1.9 million in accrued liabilities and other current liabilities.
Cash flows from Investing Activities.
Net cash used in investing activities was $1.7 million for the three months ended April 2, 2017 compared to net cash used in investing activities for the three months ended March 27, 2016 of $14,000. Cash used in investing activities for the three months ended April 2, 2017 was primarily related to $1.7 million purchase of property and equipment.
Cash flows from Financing Activities.
Net cash used in financing activities was $0.5 million for the three months ended April 2, 2017, compared to net cash used in financing activities for the three months ended March 27, 2016 of $0.9 million. Cash flow used in financing activities during the three months ended April 2, 2017 primarily reflected repayments of outstanding long-term debt of $0.7 million partially offset with proceeds from issuance of common stock $0.2 million. Cash used in financing activities for the three months ended March 27, 2016 primarily reflected repayments of outstanding long term debts of $0.9 million.

Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of April 2, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Debt obligations and related interest payments and fees(1)	$5,839	$1,838	$4,001	$—	$—
Operating lease obligations	10,772	604	3,320	3,203	3,645
Commitments(2)	7,100	2,200	4,900	—	—
	$23,711	$4,642	$12,221	$3,203	$3,645
________________________

(1)
Future interest payments were calculated using the rates applicable as of April 2, 2017. See Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of April 2, 2017, the debt obligations and related interest payments and fees amount to $5.8 million.

(2)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of April 2, 2017, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of April 2, 2017, we have purchase obligations of $23.4 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of April 2, 2017, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our critical accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “The Company and Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” of our 2016 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended April 2, 2017, except for stock-based compensation as discussed below:
On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this guidance we elected the option to no longer apply a forfeiture rate to the stock-based compensation expense, but to record forfeitures when they occur. As a result, under the modified retrospective method of adoption we recorded an immaterial cumulative effect adjustment of $54,000 to the opening accumulated deficit on January 2, 2017.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K.
On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, stock-based compensation, common stock warrants, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
See Note 2 contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our explanation of their impact, if any, on our results of operations and financial condition.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results.
Interest Rate Risk
We had cash and cash equivalents of $114.4 million and $117.0 million as of April 2, 2017 and January 1, 2017 , respectively. We manage our cash and cash equivalents portfolio for operating and working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the three months ended April 2, 2017 and January 1, 2017, the effect of a hypothetical 100 basis points increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of April 2, 2017, we had $5.8 million in long-term debt (current and non-current), including accrued interest, with variable interest rate components. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated statements of operations.
Foreign Currency Exchange Risk
To date, all of our revenue has been denominated in United States dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan Renminbi and the Russian Ruble. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During April 2, 2017 and January 1, 2017, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of April 2, 2017 and January 1, 2017 would not have had a material impact on our condensed consolidated statements of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2017, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As disclosed in our final prospectus, dated October 27, 2016 (the “Prospectus”) and in our 2016 Annual Report on Form 10-K, during the course of the preparation of our 2015 consolidated financial statements, we identified a control deficiency in our internal control over financial reporting. This control deficiency did not result in a misstatement of the annual or interim financial statements, however, this control deficiency could result in a misstatement of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
The material weakness was a result of a lack of sufficient qualified personnel within the finance and accounting function who possessed an appropriate level of expertise to effectively perform the following functions commensurate with our structure and financial reporting requirements:

•	identify, select and apply US GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and

•
assess risk and design appropriate control activities over financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

As discussed below, we have taken steps to remediate the material weakness in internal control over financial reporting and we continue to take additional steps to remediate the material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.
Because of the material weakness in our internal control over financial reporting as previously disclosed, and as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2017, our disclosure controls and procedures were not effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended April 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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
Item 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.   If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
If we fail to develop and introduce new or enhanced Wi-Fi solutions to meet the requirements of our target markets on a timely basis, our ability to retain and attract customers could be impaired and our competitive position could be harmed.
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft 802.11ax standard that may compete with our previously announced product. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
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
In addition, as is common in our industry, our Wi-Fi solutions may contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past, and may in the future, experience defects, errors and bugs. For example, in 2015, in response to a defect we identified, we were required to make a revision to one of our semiconductors, which resulted in a four month delay in product introduction. Product defects, errors or bugs could affect the performance of our products resulting in reliability, quality or compatibility problems, cause reduced manufacturing yields, result in excess or obsolete inventory, and delay the development or shipments of new solutions or new versions of our solutions. As a result, our reputation may be damaged and the market adoption of our Wi-Fi solutions could be adversely affected. If any of these problems are not found until after we have commenced shipment of a new solution, we may incur significant additional development costs to redesign, recall, repair or replace the defective solution. These problems may also trigger warranty or contractual indemnity claims against us by our customers or others, and our reputation and results of operations may be adversely affected.
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
We have incurred net losses in the past and may incur net losses in the future. For the three months ended April 2, 2017 and March 27, 2016, we incurred net losses of $0.9 million and $1.7 million, respectively. As of April 2, 2017, we had an accumulated deficit of $162.5 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we will also incur significant additional legal, accounting and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco video business by Technicolor in 2015 and the acquisition of Pace plc (“Pace”), by Arris, in 2016; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016 and the pending acquisition of NXP Semiconductors by Qualcomm announced in October 2016.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. See Note 6, “Commitments and Contingencies” contained in the “Notes to Consolidated Financial Statements” included in our 2016 Annual Report on Form 10-K. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of April 2, 2017, we had 42 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 219 employees as of December 27, 2015 to 328 employees as of April 2, 2017, and expect our headcount to continue to grow rapidly as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
We currently depend on a single foundry, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), for the supply of our mask-sets and for the fabrication of our wafers. We also depend on a limited number of sources in connection with the design, development, testing and assembly of our solutions and components thereof. We currently do not have long-term supply contracts with any of our third-party contractors or suppliers, and we typically negotiate pricing separately for each purchase order. Therefore, our contractors and suppliers are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Sufficient capacity through our foundry or the third-party contractors we rely on for assembly and testing may not be available when we need it or at reasonable prices. In addition, we rely on intellectual property rights and software development tools from third-parties such as Cadence Design Systems, Inc., Mentor Graphics Corporation, and Synopsys, Inc., to support the design, development, simulation and verification of new solutions or enhancement to existing solutions. If licenses to such technologies are not available on commercially reasonable terms and conditions, or such products become unavailable for any other reason, and we cannot otherwise integrate such technologies, our solutions or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop or acquire substitute technologies to deliver competitive products.
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
Our results of operations have fluctuated from period to period, and we expect such results to continue to fluctuate as a result of a number of factors, many of which are outside our control and may be difficult to predict, including:

•	the fluctuations in demand for high-performance Wi-Fi products in general;

•	the inherent complexity, length and associated unpredictability of the sales cycles for our Wi-Fi solutions;

•	changing market conditions and competitive dynamics of our markets, including new entrants and current and potential customer or service provider consolidation;

•	timing of introductions of new products by our customers and service providers and our ability to secure design wins related to such products;

•	changes to or inaccurate demand forecasts from our customers and service providers;

•	the timing and amount of purchase orders, especially from significant customers;

•	reductions in or cancellations of purchase orders by our customers, including with little or no notice;

•	changes in the mix of our sales in the service provider market versus retail, enterprise or consumer electronics end markets and among different customers;

•	declines in average selling prices (“ASPs”) and the extent to which the impact of such declines is offset by increased sales volume or decreased manufacturing and other costs;

•	changes in manufacturing costs, including wafer fabrication, testing and assembly costs, manufacturing yields and product quality and reliability;

•	our ability to develop, introduce and ship new Wi-Fi solutions in a timely manner and anticipate future market demands that meet our customers’ requirements;

•	the timing and amount of tape-out costs;

•	timing of headcount adjustments;

•	the timing and amount of litigation expense or settlement of any litigation or other disputes;

•	volatility in our stock price, which may lead to material changes in stock compensation expense; and

•	our ability to derive benefits from our investments in research, development, sales, marketing, and other activities.
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
Currently, we sell most of our Wi-Fi solutions to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) that target the service provider market for home networking. Our success will depend in part on our ability to expand beyond the service provider market to other Wi-Fi markets, including the enterprise and consumer electronics markets, as well as grow our market share in the retail market. These other markets have separate and unique requirements that may not be directly addressed by our current Wi-Fi solutions, including different specifications, performance requirements and product support needs. For example, our current Wi-Fi solutions may not be well suited for certain market opportunities and may require significant new functionality or features. Therefore, meeting the technical requirements and securing design wins with customers targeting these markets will require a substantial investment of our time and resources. We may also face challenges and delays in accurately understanding the specific needs of new markets, which in turn may impair our ability to develop the customer and partner relationships necessary to be successful in such markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them successfully, our growth opportunities could be harmed and our business, results of operations and financial condition could be negatively impacted.
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
Our key engineering personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting, training and retaining sufficient numbers of technical and engineering personnel to support our anticipated growth. In addition, any changes to immigration laws, or uncertainty regarding potential changes, could impact our ability to hire technical and engineering personnel on a timely basis. The competition for qualified engineering personnel in our industry is very intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel.
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
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. Our revenue increased to $37.9 million for the three months ended April 2, 2017 from $24.4 million for the three months ended March 27, 2016, representing an increase of 55%. Our revenue may be adversely impacted by various factors, including reduced demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
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
In 2012, we established our Russian subsidiary for research and development activities pursuant to a letter agreement with Joint Stock Company RUSNANO (“RUSNANO”).  Pursuant to the letter agreement, as amended, we have obligations to periodically fund the subsidiary, and RUSNANO has certain rights regarding the governance and operation of the subsidiary.  While certain of these rights terminated upon completion of our initial public offering, RUSNANO may seek to continue to remain involved with our subsidiary, including its board of directors and use of our subsidiary’s funds.  We may incur specified penalties under the letter agreement if we fail to meet any applicable funding obligations, and may incur other unanticipated costs if we are required to restructure our operations in Russia.
We expect that we will continue to rely on our international operations, and our success will depend on our ability to anticipate and effectively manage these and other associated risks. Our failure to manage any of these risks successfully could harm our international operations and adversely affect our business.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state and local income, sales and other taxes in the United States and foreign income taxes, withholding taxes and value-added and other transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by challenges to our intercompany arrangements, valuation methodologies and transfer pricing, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, the new Trump administration has indicated that they plan to propose significant tax and other changes, but it is not yet clear what specific changes will be proposed or ultimately enacted. Such changes could have an adverse impact on our tax liabilities. We may also be audited in various jurisdictions, and such jurisdictions may challenge our intercompany structures or assess additional taxes, interest and penalties, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. Our management team and other personnel will need to devote a substantial amount of time to compliance. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demands on our administrative systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations, and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. In addition, we have limited internal resources and we may need to hire additional employees to comply with these requirements in the future, which will increase our costs and expenses. We may also not be able to hire additional, qualified resources on a timely basis.
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
During the course of the preparation of our 2015 consolidated financial statements, we identified a material weakness in our internal control over financial reporting as a result of a lack of sufficient qualified personnel within the finance and accounting function who possessed an appropriate level of expertise to effectively perform the following functions commensurate with our structure and financial reporting requirements: (i) identify, select and apply generally accepted principles in the United States sufficiently to provide reasonable assurance that transactions were being appropriately recorded, and (ii) assess risk and design appropriate control activities over financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. We hired a number of individuals, including additional certified public accountants, which we believe have appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements applicable to public companies. The additional resources added to the finance function (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of April 2, 2017, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
Pursuant to the Exchange Act, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are currently documenting and testing our internal controls in order to identify, evaluate and remediate any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, as we did in preparing our 2015 consolidated financial statements, that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our Loan and Security Agreement and Mezzanine Loan Agreement with Silicon Valley Bank (“SVB”) contain customary covenants, which could restrict our ability to operate and finance our business and operations, such as nonpayment of amounts due under the revolving line of credit or the loans, violation of the restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of any of these covenants could result in defaults under the loan agreements. In addition, borrowings under these loan agreements are collateralized by certain of our assets, including our receivables and inventory, subject to customary exceptions and limits.
The loan agreements also contain customary events of default. Defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreements to become immediately due and payable and would permit SVB to exercise remedies against the collateral in which we granted SVB a security interest.
If we are unable to comply with the terms of these agreements, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, and our assets may become subject to SVB’s security interest. This could materially and adversely affect our working capital, financial condition and our ability to operate.
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
Technology stocks have historically experienced high levels of volatility. Prior to our initial public offering, there had been no public market for shares of our common stock. Since our initial public offering, the trading price of our common stock has fluctuated from an intra-day high of $25.45 to an intra-day low of $13.75 and may continue to fluctuate substantially. These fluctuations depend on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause an investor to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock and may make it more difficult for investors to sell their shares of our common stock at a desirable time and price. For example, the lock-up period in connection with our initial public offering expired on April 25, 2017 with respect to shares of our common stock held by stockholders and rights to purchase shares of our common stock held by option holders and warrant holders prior to our initial public offering. Accordingly, such holders are now able to sell their shares in the public market, subject to applicable securities laws. We also previously filed a registration statement to register shares of our common stock reserved for future issuance under our employee equity incentive plans. As a result, subject to the satisfaction of applicable exercise periods and securities laws, the shares of our common stock that are issued upon exercise of outstanding options to purchase shares of our common stock or vesting of other types of equity awards will be available for immediate resale in the United States in the open market. In addition, our executive officers and directors may wish to sell shares of our common stock held by them, including sales through automatic and non-discretionary written plans, known as “Rule 10b5-1 Plans.” Sales made by our executive officers and directors, including sales pursuant to Rule 10b5-1 Plans, regardless of the amount of such sales, could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, and limit your ability to influence the outcome of key transactions, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) we have taken advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange

Act. We cannot predict if investors will find our common stock less attractive because we have relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On October 27, 2016, the Registration Statement on Form S-1 (File No. 333-213871) for our initial public offering (“IPO”) of our common stock was declared effective by the SEC, pursuant to which we sold 6,775,466 shares of our common stock, including the exercise of the underwriters’ option to purchase an additional 75,466 shares, at an offering price of $16.00 per share, for an aggregate offering price of approximately $108.4 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated October 27, 2016, pursuant to Rule 424(b) of the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Accrued Vacation Payouts
On May 7, 2017, the Compensation Committee of our Board of Directors approved a new paid time off policy for members of our senior management team, including our Named Executive Officers. Under this new policy, effective June 1, 2017, the members of our senior management team will cease accruing and tracking of paid time off, but may take paid time off without any accrual upon reasonable request and approval by our Chief Executive Officer. In connection with the adoption of the new paid time offer policy, a one-time pay out of all then accrued paid time off for such employees will be made as of the effective date of the new policy equal to the product of the employee’s current base salary, prorated to an hourly rate, multiplied by the then accrued paid time off upon cancellation.
Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTENNA COMMUNICATIONS, INC.

Date: 5/9/2017	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: 5/9/2017	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Office Lease, between the Registrant and Automation Parkway Owner, LLC, dated February 21, 2017.	10-K	001-37927	10.35	March 1, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of hte Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Quantenna Communications, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.