Form 10-Q
period 2017-07-02
QUANTENNA COMMUNICATIONS INC
filed 2017-08-08
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

As of August 4, 2017, 34,630,127 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 2, 2017	January 1, 2017

Assets
Current assets
Cash and cash equivalents	$58,231	$117,045
Marketable securities	66,158	—
Accounts receivable	17,696	14,480
Inventory	20,985	15,820
Prepaid expenses and other current assets	4,332	2,470
Total current assets	167,402	149,815
Property and equipment, net	6,380	4,742
Other long-term assets	769	232
Total assets	$174,551	$154,789
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,527	$7,776
Accrued liabilities and other current liabilities	22,021	11,801
Long-term debt, current portion	2,563	2,257
Total current liabilities	35,111	21,834
Long-term debt	2,445	3,680
Other long-term liabilities	425	527
Total liabilities	37,981	26,041
Commitments and contingencies (see Note 6)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at July 2, 2017 and January 1, 2017, 34,449,536 and 33,076,150 shares issued and outstanding at July 2, 2017 and January 1, 2017, respectively	3	3
Additional paid-in capital	298,943	290,319
Accumulated other comprehensive loss	(32)	—
Accumulated deficit	(162,344)	(161,574)
Total stockholders’ equity	136,570	128,748
Total liabilities and stockholders’ equity	$174,551	$154,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Revenue	$47,085	$33,035	$84,976	$57,472
Cost of revenue	23,314	16,671	42,621	29,205
Gross profit	23,771	16,364	42,355	28,267
Operating expenses:
Research and development	16,055	11,524	28,688	21,751
Sales and marketing	3,276	1,769	6,191	3,399
General and administrative	4,106	2,993	7,496	4,555
Total operating expenses	23,437	16,286	42,375	29,705
Income (loss) from operations	334	78	(20)	(1,438)
Interest expense	(141)	(111)	(339)	(225)
Other income (expense), net	186	(180)	387	(248)
Income (loss) before income taxes	379	(213)	28	(1,911)
Provision for income taxes	(210)	(21)	(744)	(38)
Net income (loss)	$169	$(234)	$(716)	$(1,949)
Net income (loss) per share:
Basic	$0.00	$(0.22)	$(0.02)	$(1.83)
Diluted	$0.00	$(0.22)	$(0.02)	$(1.83)
Weighted average shares used to compute basic and diluted net income (loss) per share:
Basic	33,881,039	1,075,323	33,493,778	1,062,606
Diluted	38,475,450	1,075,323	33,493,778	1,062,606
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Net income (loss)	$169	$(234)	$(716)	(1,949)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale marketable securities	(32)	—	(32)	—
Comprehensive income (loss)	$137	$(234)	$(748)	$(1,949)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 2, 2017	June 26, 2016
Cash flows from operating activities	(in thousands)
Net loss	$(716)	$(1,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,024	537
Stock-based compensation expense	4,678	1,190
Non-cash interest expense, net	197	30
Change in fair value of convertible preferred stock warrants liability	—	45
Changes in assets and liabilities
Accounts receivable	(3,216)	(5,096)
Inventory	(5,165)	(42)
Prepaid expenses and other current assets	(1,898)	(42)
Other assets	(537)	(55)
Accounts payable	2,652	(3,589)
Accrued liabilities and other current liabilities	9,913	5,009
Net cash provided by (used) in operating activities	6,932	(3,962)
Cash flows from investing activities
Purchase of property and equipment	(2,446)	(626)
Purchase of marketable securities	(71,169)	—
Proceeds from sales of marketable securities	4,994	—
Restricted cash	—	(1,500)
Net cash used in investing activities	(68,621)	(2,126)
Cash flows from financing activities
Proceeds from issuance of common stock	4,076	88
Payments of offering costs	(96)	—
Proceeds from revolving line of credit, net of fees paid	—	2,950
Proceeds from issuance of long-term debt, net of fees paid	—	3,854
Repayments of long-term debt	(1,105)	(2,711)
Net cash provided by financing activities	2,875	4,181
Net decrease in cash and cash equivalents	(58,814)	(1,907)
Cash and cash equivalents
Beginning of period	117,045	18,850
End of period	$58,231	$16,943
Supplemental disclosure of cash flow information
Interest paid during the period	$290	$321
Income taxes paid during the period	$633	$58
Supplemental disclosure of non-cash investing and financing activities
Unpaid offering costs	$254	$1,074
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$430	$376
Issuance of warrants in conjunction with the execution of debt agreement	$—	$96
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal 2017 will end on December 31, 2017.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three and six months ended July 2, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 1, 2017 (“2016 Annual Report on Form 10-K”).
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
Significant Accounting Policies
During the three and six months ended July 2, 2017, there have been no changes in our significant accounting policies as described in the Company’s 2016 Annual Report on Form 10-K, except as discussed below:

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation
The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period.
On January 1, 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this guidance, the Company elected the option to no longer apply a forfeiture rate to the stock-based compensation expense, but to record forfeitures when they occur, and, as a result, under the modified retrospective method of adoption the Company recorded an immaterial cumulative effect adjustment of $54,000 to the opening accumulated deficit on January 2, 2017.
Marketable Securities
Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive loss", a component of stockholders’ equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income (expense), net" in the Condensed Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income (expense), net" in the Consolidated Statements of Operations.
All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than temporary impairment charge equal to the entire difference between the investment's amortized cost basis and its fair value.
2.    Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the first effective reporting period. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU No. 2014-09. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but it does not currently expect it to have a material impact on its consolidated financial position or results of operations. Based on the evaluation of its current contracts and revenue streams, revenue will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.
3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands, except share and per share data)
Net income (loss)	$169	$(234)	$(716)	$(1,949)

Weighted-average shares outstanding	33,933,522	1,159,109	33,549,273	1,148,259
Less: weighted average shares subject to repurchase due to early exercise	(52,483)	(83,786)	(55,495)	(85,653)
Weighted average shares used to compute basic net income (loss) per share	33,881,039	1,075,323	33,493,778	1,062,606
Dilutive effect of stock options, common stock warrants, ESPP and RSUs	4,594,411	—	—	—
Weighted average shares used to compute basic and diluted net income (loss) per share	38,475,450	1,075,323	33,493,778	1,062,606
Net income (loss) per share:
Basic	$0.00	$(0.22)	$(0.02)	$(1.83)
Diluted	$0.00	$(0.22)	$(0.02)	$(1.83)
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Convertible preferred stock (as-converted)	—	24,790,650	—	24,790,650
Warrants to purchase convertible preferred stock	—	38,748	—	38,748
Warrants to purchase common stock	—	438,656	153,256	438,656
Shares available for Employee Stock Purchase Plan (“ESPP”)	25,900	—	186,107	—
Restricted Stock Units (“RSUs”)	104,723	—	913,117	—
Options to purchase common stock	685,300	5,129,360	5,874,297	5,129,360
Total	815,923	30,397,414	7,126,777	30,397,414

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.     Balance Sheets Components
Marketable Securities
Marketable securities at July 2, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$59,917	$5	$(36)	$59,886
Government debt securities	6,273	—	(1)	6,272
	$66,190	$5	$(37)	$66,158
The contractual maturities of marketable securities as of July 2, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$29,974	$29,963
Due after one year to five years	36,216	36,195
	$66,190	$66,158
There were no marketable securities as of January 1, 2017.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	July 2, 2017	January 1, 2017
	(in thousands)
Computer and lab equipment	$12,337	$9,748
Computer software	645	625
Furniture and fixtures	179	136
Leasehold improvements	228	218
	13,389	10,727
Accumulated depreciation and amortization	(7,009)	(5,985)
Property and equipment, net	$6,380	$4,742
Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million, respectively, for the three months ended July 2, 2017 and June 26, 2016, and $1.0 million and $0.5 million, respectively, for the six months ended July 2, 2017 and June 26, 2016.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inventory
Inventory consisted of the following:

	July 2, 2017	January 1, 2017
	(in thousands)
Raw materials	$9,662	$9,067
Work in progress	3,623	1,128
Finished goods	7,700	5,625
	$20,985	$15,820
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	July 2, 2017	January 1, 2017
	(in thousands)
Accrued payroll and related benefits	$2,897	$2,842
Accrued customer rebates	8,751	3,026
Accrual for inventory purchases	1,087	1,353
Accrued expenses	7,271	2,952
ESPP employee contributions	585	665
Other	1,430	963
	$22,021	$11,801
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

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2:
Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3:	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
We obtain the fair value of our Level 1 investments in money market funds, at the expected market price. These investments are expected to maintain a net asset value of $1 per share.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We determine the fair value of our Level 2 financial instruments from third-party asset managers, custodian banks, and the accounting service providers.

We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no assets or liabilities in Level 3 of the fair value hierarchy and there were no transfers between Level 1 and Level 2 categories during any of the periods presented.

We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions and other third-party sources for the identical underlying securities.

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets at fair value at July 2, 2017 on a recurring basis as follows:

	Fair Value as of July 2, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$22,185	$—	$—	$22,185
Corporate debt securities	—	6,798	—	6,798
Government debt securities	—	4,995	—	4,995
Total cash equivalents	22,185	11,793	—	33,978
Marketable Securities:				—
Corporate debt securities	—	59,886	—	59,886
Government debt securities	—	6,272	—	6,272
Total marketable securities	—	66,158	—	66,158

Total cash equivalents and marketable securities	$22,185	$77,951	$—	$100,136

The Level 1 assets consist of money market funds. The Level 2 assets consist of available-for-sale investment portfolio, which are valued utilizing a market approach. At January 1, 2017, highly liquid money market funds of $100.9 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets and were included in cash equivalents.
Common Stock Warrants
As of July 2, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	133,005	$2.50	February 2019
Common stock warrants	February 2016	20,251	$4.00	February 2019

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the six months ended July 2, 2017, common stock warrant issued in September 2015 to an investor of the Company was partially exercised at $2.50 per share and warrants issued in May 2016 to a lender at $4.00 per share were partially exercised and the remainder were canceled. During the six months ended July 2, 2017, common stock warrants issued in October 2013 to another lender and in February 2016 to a service provider of the Company were exercised at $7.74 and $0.05 per share, respectively.
6.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations.
The following is a schedule of future minimum lease payments under operating leases as of July 2, 2017 (in thousands):

2017 (remaining six months)	$369
2018	1,756
2019	1,570
2020	1,580
2021	1,630
2022 and beyond	3,659
Total minimum lease payments	$10,564
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended July 2, 2017 and June 26, 2016 was $0.4 million and $0.3 million respectively. Rent expense for the six months ended July 2, 2017 and June 26, 2016 was $0.7 million and $0.6 million, respectively.
In February 2017, the Company entered into a new lease agreement for its corporate headquarters located in San Jose, California consisting of approximately 84,000 square feet. The lease term is 76 months commencing on October 1, 2017 and expiring in 2024.
Purchase Commitments
The Company has purchase obligations of $34.6 million that are based on outstanding purchase orders as of July 2, 2017, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of July 2, 2017.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at July 2, 2017.
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
As of July 2, 2017, the Company had met the minimum funding requirements and no penalty had been incurred.
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
In October 2016, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois alleging infringement by the Company of nine expired U.S. patents. The complaint seeks unspecified damages. The lawsuit is in the early stages and the Company has not accrued for a loss relating to such matter because the Company believes that, although an unfavorable outcome may be possible, it is not considered at this time to be probable and the loss or range of loss is not reasonably estimable.
7.     Long-term Debt
Loan and Security Agreement
The Company’s Loan and Security Agreement with SVB includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine loan. The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest between 4.25% to 5.00% depending on the Company’s consolidated leverage ratio, and the Mezzanine Loan

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

has interest at a fixed rate per annum equal to 10.5%. The Mezzanine loan remained unused by the Company and was canceled upon its expiration in May 2017.
The outstanding balance on the term loans was $5.0 million as of July 2, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable.
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
The amended and restated Loan and Security Agreement (the “SVB Loan and Security Agreement”) is collateralized by certain of the Company’s assets, including pledges of certain of the Company’s equity interests in its subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement contains customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in the Company’s business. In addition, the credit facilities prohibit the payment of cash dividends on the Company’s capital stock and also place restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The amended and restated Loan and Security Agreement has certain prepayment premium upon repayment before the maturity date.
As of July 2, 2017, future minimum payments for the long-term debt are as follows (in thousands):

Long-term debt

2017	$1,396
2018	2,383
2019	1,618
Total minimum payments	5,397
Less: Amount representing interest	(237)
Less: Amount representing closing and repayment fees	(210)
Present value of minimum payments	4,950
Less: Unamortized debt discounts	(80)
Plus: Accretion of closing and repayment fees	138
Long-term debt, net	5,008
Less: Long-term debt, current portion	2,563
Non-current portion of long-term debt	$2,445
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

July 2, 2017

Options issued and outstanding	5,874,297
RSUs issued and outstanding	913,117
Common stock warrants	153,256
Shares available for ESPP	1,835,341
Shares available for future stock awards	3,048,134
11,824,145
During the six months ended July 2, 2017, the Company granted 937,158 RSUs to employees and 516,750 options. There were no RSUs granted and 233,775 options granted during the six months ended June 26, 2016.
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36 of the total number of shares originally granted per month for 36 months. At July 2, 2017, 50,000 shares remained subject to the Company’s right of repurchase.
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
9.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands)
Cost of revenue	$42	$3	$85	$6
Research and development	1,414	122	2,619	223
Sales and marketing	410	30	763	60
General and administrative	708	731	1,211	901
Total stock-based compensation expense	$2,574	$886	$4,678	$1,190

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands)
Stock options	$881	$886	$1,681	$1,190
RSU awards	1,231	—	1,950	—
ESPP shares	462	—	1,047	—
Total stock-based compensation expense	$2,574	$886	$4,678	$1,190
10. Income Taxes
The Company recorded an income tax expense of $0.2 million and $0.7 million for the three and six months ended July 2, 2017. The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items.
As of July 2, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets at July 2, 2017. Due to improvements in the United States operating results over the past three years, the Company believes a reasonable possibility exists that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against its federal and state net deferred tax assets will no longer be needed.
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
No net deferred tax assets have been recognized on the Company’s balance sheet related to its NOLs and tax credits, as they are fully reserved by a valuation allowance. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes,” including in connection with its initial public offering. If so, or if the Company does not generate sufficient taxable income, it may not be able to utilize a material portion of its NOLs and tax credits even if it achieves profitability. If the Company is limited in its ability to use its NOLs and tax credits in future years in which it has taxable income, it will pay more taxes than if it were able to fully utilize its NOLs and tax credits. This could adversely affect the Company’s results of operations.
11.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.3 million for the six months ended July 2, 2017.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.     Related Party Transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, is the President and Chief Executive Officer of Cadence Design Systems, Inc. (“Cadence”), an electronic design automation software and engineering services company. Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. The Company incurred fees of approximately $0.7 million and $0.3 million under the terms of this arrangement during the three months ended July 2, 2017 and June 26, 2016, respectively, and approximately $1.8 million and $0.6 million during the six months ended July 2, 2017 and June 26, 2016, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 (“2016 Annual Report on Form 10-K”) and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” and those included elsewhere in this Quarterly Report on Form 10-Q.
Our Management’s discussion and analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our Company.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2017 to 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations and off-balance sheet arrangements as of July 2, 2017.
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We combine our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly-integrated solutions to our customers.
Our solutions portfolio is currently comprised of Institute of Electrical and Electronics Engineers (“IEEE”) Wi-Fi standard radio frequency and digital baseband semiconductor solutions. These semiconductors are typically sold together as a chipset combined with software and system-level reference designs that constitute a highly integrated Wi-Fi solution.
We sell our Wi-Fi solutions directly to global original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs, ODMs and CMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We are also addressing additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications (e.g., access points), and (iii) potential future opportunities from consumer electronics OEMs for consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(Percentage of revenue)
Customer:
A	12%	24%	13%	17%
B	15%	11%	14%	12%
C	*	16%	*	14%
D	*	10%	*	10%
H	*	*	*	10%
________________________

*	Customer percentage of revenue was less than 10%.
Almost all of our revenue is generated outside the United States for the three and six months ended July 2, 2017 and June 26, 2016, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately directed and sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars.
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
Second quarter 2017 and recent highlights
Revenue increased $14.1 million or 43% to $47.1 million for the three months ended July 2, 2017 and net income increased $0.4 million to $0.2 million compared to the three months ended June 26, 2016. Revenue increased $27.5 million or 48% to $85.0 million for the six months ended July 2, 2017 and net loss decreased to $0.7 million from $1.9 million compared to the six months ended June 26, 2016.
Gross profit increased $7.4 million, or 45%, to $23.8 million in the three months ended July 2, 2017 and increased $14.1 million, or 50% to $42.4 million in the six months ended July 2, 2017 when compared to the corresponding periods in 2016.
The overall increase in revenue for the above periods was primarily due to increase in sales of our Wi-Fi solutions driven by higher unit volumes on substantially flat ASPs. The overall increase in gross profit for the above periods was primarily due to lower unit costs as well as a mix shift towards higher margin 802.11ac Wi-Fi solutions.
We generated cash from operations of $6.9 million for the six months ended July 2, 2017 and ended the second quarter of 2017 with cash and cash equivalents and marketable securities of $124.4 million, up 6% from January 1, 2017. At July 2, 2017, we had approximately $5.0 million of debt, down 16% from January 1, 2017 as a result of our repayment of the debt. See "Liquidity and Capital Resources" below for further details.
As of July 2, 2017, we had 348 employees, up 6% from 328 employees at the end of the first quarter of 2017 and up 7% from 325 employees at the end of the fourth quarter of 2016. We expect our headcount to continue to grow as we scale our business.

In the first six months of fiscal 2017, we announced the QSR5G-AX solution which supports 8 total streams of 802.11ax: 4 streams in the 5GHz band and 4 streams in the 2.4GHz band; introduced a smart Wi-Fi self-optimized managed network solution comprised of SONiQ, an open software framework that unites various network devices regardless of Wi-Fi chipset, coupled with a hardware reference design for third-party compatibility to operate seamlessly; Introduced the industry's first carrier-grade full-duplex Wi-Fi range extender mesh network solution with Greenwave Systems, Inc.; and we announced a high end GPON gateway product with ZTE featuring Quantenna’s award-winning 4x4 802.11ac Wave 2 QSR1000 chipset. We plan to continue to announce and introduce leading edge premium Wi-Fi solutions and related technologies that increase our addressable market and expand our selling opportunities into the strategic customers which we serve.
In the first six months of fiscal 2017, we shipped our 100 millionth chip during the quarter, a major milestone that culminates over a decade of intense development effort led by our world-class engineering, sales and operations teams.
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
Wi-Fi Solutions Pricing, Cost and Gross Margin
Our average selling price (“ASP”) can vary by product mix, customer mix and end market, due to end market-specific characteristics such as supply and demand, competitive landscape, the maturation of Wi-Fi solutions launched in prior years and the launch of new Wi-Fi solutions. Our gross margin depends on a variety of factors, including the sales volume, features, price, and manufacturing costs of our Wi-Fi solutions. We make continuous investments in our solutions to enhance existing and add new features, maintain our competitiveness, minimize ASP erosion, and reduce the cost of our solutions.
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
Our revenue is generated primarily from sales of our Wi-Fi solutions to our OEM and ODM customers, net of accruals for estimated sales rebates. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. Our Wi-Fi solutions are integrated into OEM products, such as gateways, set-top boxes, repeaters or routers, which are then sold primarily to service providers. Our sales have historically been made on the basis of purchase orders against our standard terms and conditions, rather than long-term agreements and revenue is recognized on a sell-in basis. We account for sales rebates by recording reductions to revenue in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customers. Sales of our Wi-Fi solutions fluctuate primarily based on competition, sales volume, customer inventory and price. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, such as customer product development and deployment cycles and the purchasing patterns of our customers and third-party distributors.
During the six months ended June 26, 2016, we also derived revenue from a limited number of licensing and non-recurring arrangements. These arrangements are no longer active. In the future, we may enter into new licensing arrangements on an opportunistic basis.
Cost of Revenue
We utilize third-party contractors for the production of the chipsets included in our Wi-Fi solutions. Cost of revenue primarily relates to the purchase of silicon wafers from our third-party foundry, and costs associated with assembly, testing and inbound and outbound shipping of our wafers and chipsets. After we purchase wafers from our third-party foundry, we bear the manufacturing yield risk related to assembling and testing these wafers into chipsets, which can result in benefit or expense recorded in cost of revenue. Cost of revenue also includes lower of cost or market adjustments to the carrying value of inventory, scrap and inventory obsolescence, royalty costs, and any accruals for warranty obligations, which we record when revenue is recognized. Additionally, cost of revenue includes manufacturing overhead expense, such as personnel cost which primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits, depreciation expense, and allocated administrative costs associated with supply chain management and quality assurance activities as well as property insurance premiums.
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
Operating Expenses
Our operating expenses consisted of research and development (“R&D”), sales and marketing, (“S&M”) and general and administrative (“G&A”) expenses. Personnel costs are the largest component of operating expenses and primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits. As we continue to grow our business, we expect operating expenses to increase in absolute dollars.
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
General and Administrative. Our G&A expenses consisted primarily of personnel costs for our administrative personnel in support of our infrastructure functions such as general management, finance, human resources, legal, facilities and information technology. G&A expenses also included professional services fees, insurance premiums, office equipment and supplies, depreciation expense, and allocated administrative costs, as well as any allowance for doubtful accounts.
Interest Expense
Interest expense consists primarily of interest related to outstanding debt and amortization of debt discount.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from our cash equivalents portfolio and marketable securities, the effect of exchange rates on our foreign currency-denominated asset and liability balances and prior to our IPO, changes in the fair value of our convertible preferred stock warrants.
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
Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	July 2, 2017		June 26, 2016
	Amount	% of Revenue	Amount	% of Revenue

	(Dollars in thousands, except per share data)
Revenue	$47,085	100.0%	$33,035	100.0%
Cost of revenue (1)	23,314	49.5	16,671	50.5
Gross profit	23,771	50.5	16,364	49.5
Operating expenses (1)
Research and development	16,055	34.1	11,524	34.9
Sales and marketing	3,276	7.0	1,769	5.3
General and administrative	4,106	8.7	2,993	9.1
Total operating expenses	23,437	49.8	16,286	49.3
Income (loss) from operations	334	0.7	78	0.2
Interest expense	(141)	(0.3)	(111)	(0.3)
Other income (expense), net	186	0.4	(180)	(0.5)
Income (loss) before income taxes	379	0.8	(213)	(0.6)
Provision for income taxes	(210)	(0.4)	(21)	(0.1)
Net income (loss)	$169	0.4%	$(234)	(0.7)%
Net income (loss) per share:
Basic	$0.00		$(0.22)
Diluted	$0.00		$(0.22)
Weighted average shares used to compute basic and diluted net income (loss) per share:
Basic	33,881,039		1,075,323
Diluted	38,475,450		1,075,323

	Six Months Ended
	July 2, 2017		June 26, 2016
	Amount	% of Revenue	Amount	% of Revenue

	(Dollars in thousands, except per share data)
Revenue	$84,976	100.0%	$57,472	100.0%
Cost of revenue	42,621	50.2	29,205	50.8
Gross profit	42,355	49.8	28,267	49.2
Operating expenses:
Research and development	28,688	33.7	21,751	37.9
Sales and marketing	6,191	7.3	3,399	5.9
General and administrative	7,496	8.8	4,555	7.9
Total operating expenses	42,375	49.8	29,705	51.7
Income (loss) from operations	(20)	—	(1,438)	(2.5)
Interest expense	(339)	(0.4)	(225)	(0.4)
Other income (expense), net	387	0.5	(248)	(0.4)
Income (loss) before income taxes	28	0.1	(1,911)	(3.3)
Provision for income taxes	(744)	(0.9)	(38)	(0.1)
Net loss	$(716)	(0.8)%	$(1,949)	(3.4)%
Net loss per share, basic and diluted:	$(0.02)		$(1.83)
Weighted average shares used to compute basic and diluted net loss per share:	33,493,778		1,062,606

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(In thousands)
Cost of revenue	$42	$3	$85	$6
Research and development	1,414	122	2,619	223
Sales and marketing	410	30	763	60
General and administrative	708	731	1,211	901
Total stock-based compensation expense	$2,574	$886	$4,678	$1,190

Comparison of the three and six months ended July 2, 2017 and June 26, 2016
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	July 2, 2017	June 26, 2016	Change		% Change	July 2, 2017	June 26, 2016	Change		% Change
	(Dollars in thousands)
Revenue	$47,085	$33,035	$14,050		43%	$84,976	$57,472	$27,504		48%
Cost of revenue	23,314	16,671	6,643		40%	42,621	29,205	13,416		46%
Gross profit	$23,771	$16,364	$7,407		45%	$42,355	$28,267	$14,088		50%
Gross margin	50.5%	49.5%	100	bps		49.8%	49.2%	60	bps
Revenue. Revenue increased $14.1 million, or 43%, to $47.1 million in the three months ended July 2, 2017 and increased $27.5 million, or 48%, to $85.0 million in the six months ended July 2, 2017 compared to the corresponding periods in 2016. This increase was primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes on substantially flat ASPs period to period. The increase in revenue for six months ended July 2, 2017 was partially offset by a $0.5 million, decrease in revenue from licensing arrangements that ended in January 2016. We expect that revenue will increase in absolute dollars in the third quarter due to increased unit shipments of our solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $6.6 million, or 40%, to $23.3 million in the three months ended July 2, 2017 and increased $13.4 million, or 46% to $42.6 million in the six months ended July 2, 2017 compared to the corresponding periods in 2016, as a result of higher unit volumes partially offset by lower unit costs for our Wi-Fi solutions.
Gross profit increased $7.4 million, or 45%, to $23.8 million in the three months ended July 2, 2017 and increased $14.1 million, or 50% to $42.4 million in the six months ended July 2, 2017 compared to the corresponding periods in 2016 due to the higher unit volumes and lower unit costs.
Gross margin increased by 100 basis points, to 50.5%, in the three months ended July 2, 2017 and increased by 60 basis points to 49.8% in the six months ended July 2, 2017 compared to the corresponding period in 2016, primarily from a mix shift towards higher margin 802.11ac Wi-Fi solutions and unit cost reductions due to more favorable pricing from our third-party contractors as a result of higher manufacturing volume. We expect gross margin to decrease in the third quarter due to change in product mix.
Operating Expenses

	Three Months Ended
	July 2, 2017		June 26, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$16,055	34%	$11,524	35%	$4,531	39%
Sales and marketing	3,276	7	1,769	5	1,507	85
General and administrative	4,106	9	2,993	9	1,113	37
Total operating expenses	$23,437	50%	$16,286	49%	$7,151	44%

	Six Months Ended
	July 2, 2017		June 26, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$28,688	34%	$21,751	38%	$6,937	32%
Sales and marketing	6,191	7	3,399	6	2,792	82
General and administrative	7,496	9	4,555	8	2,941	65
Total operating expenses	$42,375	50%	$29,705	52%	$12,670	43%
Research and Development Expense.  R&D expenses increased $4.5 million, or 39%, to $16.1 million in the three months ended July 2, 2017, compared to the corresponding period in 2016. The increase was primarily due to a $3.4 million increase in personnel costs, including $1.2 million in stock-based compensation expense, resulting from a 22% increase in headcount to further develop and expand our solutions portfolio and to support increased customer product development activities, $0.5 million for increase in tape-out and lay-out expenses and $0.2 million higher depreciation expense. R&D expenses also increased by $0.2 million due to increase from allocated administrative costs and $0.2 million from equipment related expenses to support and qualify new product platforms. The increase in R&D expenses was partially offset by lower professional services of $0.1 million. We expect that R&D expenses will be lower in the third quarter.
R&D expenses increased $6.9 million, or 32% to $28.7 million in the six months ended July 2, 2017, compared to the corresponding period in 2016. The increase was primarily due to a $6.8 million increase in personnel costs, including $2.3 million in stock based compensation expense, resulting from an 23% increase in headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities and $0.3 million higher depreciation expense. R&D expenses also increased by $0.5 million due to increase from allocated administrative costs and $0.2 million from equipment related expenses to support and qualify new product platforms. The increase in R&D expenses was partially offset by reduction in tape-out of $0.7 million and lower professional services of $0.2 million.
Sales and Marketing Expense. S&M expense increased $1.5 million, or 85%, to $3.3 million in the three months ended July 2, 2017 compared to the corresponding period in 2016 due to an increase of $1.3 million in personnel related costs, including $0.4 million in stock based compensation expense to support our expanding business, and $0.2 million in higher consulting expenses. We expect that S&M expense will be flat in the third quarter.
S&M expense increased $2.8 million, or 82%, to $6.2 million in the six months ended July 2, 2017 compared to the corresponding period in 2016 due to an increase of $2.2 million in personnel related costs, including $0.7 million in stock based compensation to support our expanding business, $0.2 million in higher consulting expenses, $0.1 million in travel related expenses and $0.1 million from allocated administrative costs.
General and Administrative Expense.  G&A expense increased $1.1 million, or 37%, to $4.1 million in the three months ended July 2, 2017 compared to the corresponding period in 2016, primarily due to a $0.6 million increase in legal and consulting expenses as we became a public company, $0.3 million in general administrative costs, $0.2 million in facility costs, $0.2 million in office equipment and supplies and $0.1 million in personnel costs, as we increased our administrative headcount by 26% to support the growth of our business partially offset by $0.4 million allocated administrative costs. We expect that G&A expense will be flat in the third quarter.
G&A expense increased $2.9 million, or 65%, to $7.5 million in the six months ended July 2, 2017 when compared to the corresponding period in 2016, primarily due to a $1.6 million increase in legal and consulting expenses as we became a public company and $0.8 million in personnel costs (including a $0.3 million of stock based compensation expense) as we increased our administrative headcount by 23% to support the growth of our business, $0.7 million in general administrative costs, $0.3 million in facility costs and $0.3 million in office equipment and supplies partially offset by $0.9 million allocated administrative costs.

Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of July 2, 2017 and January 1, 2017, we had cash and cash equivalents and marketable securities of $124.4 million and $117.0 million, respectively. As of July 2, 2017, we had an accumulated deficit of $162.3 million.
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
Credit Facilities
Our Loan and Security Agreement with Silicon Valley Bank (“SVB” or the “Lender”) includes (i) term loans, (ii) revolving line of credit and (iii) Mezzanine loan. The Mezzanine loan facility remained unused by the Company and was canceled upon its expiration in May 2017. The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest between 4.25% to 5.00% depending on our consolidated leverage ratio, and the Mezzanine Loan had interest at a fixed rate per annum equal to 10.5%.
The outstanding balance on the term loan was $5.0 million as of July 2, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million.
The amended and restated Loan and Security Agreement with SVB (the “SVB Loan and Security Agreement”) is collateralized by certain of our assets, including pledging of certain of our equity interest in our subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement and the Mezzanine Loan contain customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. In addition, the credit facilities prohibit the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of July 2, 2017, we were in compliance with all applicable covenants.
Based on our current operating plan, we expect that our cash and cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
In the event that additional capital is needed, we may not be able to raise such capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. We may also seek to raise capital opportunistically to support the anticipated growth of our business.

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	July 2, 2017	June 26, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,932	$(3,962)
Investing activities	(68,621)	(2,126)
Financing activities	2,875	4,181
Net decrease in cash and cash equivalents	$(58,814)	$(1,907)
Cash flows from Operating Activities.
Net cash provided by operating activities for the six months ended July 2, 2017 was $6.9 million, compared to net cash used in operating activities for the six months ended June 26, 2016 of $4.0 million.
Net cash provided by operating activities for the six months ended July 2, 2017 of $6.9 million resulted from a net loss of $0.7 million, offset by net cash inflow from changes in operating assets and liabilities of $1.7 million, non-cash expenses of $4.7 million of stock based compensation, $1.0 million of depreciation and amortization and $0.2 million of non-cash interest expense. The $1.7 million inflow from changes in operating assets and liabilities primarily consist of an increase of $9.9 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $2.7 million increase in accounts payable due to timing of payments to our suppliers offset by a $5.2 million increase in inventory due to timing of purchases of raw materials, $3.2 million increase in accounts receivable due to increased sales and timing of collections, $1.9 million increase in prepaid expenses and other current assets and an increase of $0.5 million of other assets.
Net cash used in operating activities for the six months ended June 26, 2016 of $4.0 million resulted from a net loss of $1.9 million, offset by non-cash expenses of $1.2 million and $0.5 million of stock-based compensation and depreciation and amortization, respectively, as well as a net cash outflow from changes in operating assets and liabilities of $3.8 million. The $3.8 million outflow from changes in operating assets and liabilities primarily consist of an increase of $5.1 million in accounts receivable and a decrease of $3.6 million in accounts payable offset by an increase of $5.0 million in accrued liabilities and other current liabilities.
Cash flows from Investing Activities.
Net cash used in investing activities was $68.6 million for the six months ended July 2, 2017 compared to net cash used in investing activities for the six months ended June 26, 2016 of $2.1 million. Cash used in investing activities for the six months ended July 2, 2017 was primarily related to $71.2 million of purchase of marketable securities and $2.4 million purchase of property and equipment, partially offset by sale of $5.0 million marketable securities. Net cash used in investing activities for the six months ended June 26, 2016 was primarily related to $0.6 million purchase of property and equipment and $1.5 million in restricted cash related to deposits required by our foundry partner in connection with our purchase of silicon wafers.
Cash flows from Financing Activities.
Net cash provided by financing activities was $2.9 million for the six months ended July 2, 2017, compared to net cash provided by financing activities for the six months ended June 26, 2016 of $4.2 million. Net cash flow provided by financing activities during the six months ended July 2, 2017 primarily reflected proceeds from issuance of common stock of $4.1 million partially offset by repayments of outstanding long-term debt of $1.1 million. Cash provided by financing activities for the six months ended June 26, 2016 primarily reflected borrowings from our revolving line of credit and long-term debt, net of debt issuance costs of $6.8 million offset by repayments of outstanding long term debts of $2.7 million.

Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of July 2, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Debt obligations and related interest payments and fees(1)	$5,397	$1,396	$4,001	$—	$—
Operating lease obligations	10,564	369	3,326	3,210	3,659
Commitments(2)	5,600	700	4,900	—	—
	$21,561	$2,465	$12,227	$3,210	$3,659
________________________

(1)
Future interest payments were calculated using the rates applicable as of July 2, 2017. See Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of July 2, 2017, the debt obligations and related interest payments and fees amount to $5.4 million.

(2)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of July 2, 2017, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of July 2, 2017, we have purchase obligations of $34.6 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of July 2, 2017, we did not have any off-balance sheet arrangements.
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
There were no changes to our significant accounting policies during the three and six months ended July 2, 2017, except for stock-based compensation and marketable securities as discussed in Note 1 to the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, stock-based compensation, common stock warrants, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $124.4 million and $117.0 million as of July 2, 2017 and January 1, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the six months ended July 2, 2017, the effect of an hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of July 2, 2017, we had $5.4 million in long-term debt (current and non-current), including accrued interest, with variable interest rate components. A hypothetical 100 basis-points increase or decrease in interest rates would not have had a material impact on our condensed consolidated statements of operations.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. agency notes, U.S. treasuries, commercial paper, corporate bonds, municipal bonds and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities.
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 2, 2017 would have affected the fair value of our investment portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk
To date, all of our revenue has been denominated in United States dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan Renminbi and the Russian Ruble. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of July 2, 2017 would not have had a material impact on our condensed consolidated statements of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2017, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Because of the material weakness in our internal control over financial reporting as previously disclosed, and as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2017, our disclosure controls and procedures were not effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
Management’s Remediation Efforts
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
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We also believe that our planned efforts to assess risk and identify, design and implement the necessary control activities to address such risk will be effective in remediating the material weakness described above. However, until the remediation steps, including training the additional resources in the finance function and potentially hiring additional qualified resources as needed, are completed and operate for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes included elsewhere. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
If we fail to develop and introduce new or enhanced Wi-Fi solutions to meet the requirements of our target markets on a timely basis, our ability to retain and attract customers could be impaired and our competitive position could be harmed.
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft 802.11ax standard that may compete with our previously announced product. We expect our competitors will also introduce new products based on the draft 802.11ax standard and other next generation technologies in the future. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
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

In addition, as is common in our industry, our Wi-Fi solutions may contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past, and may in the future, experience defects, errors and bugs. For example, in 2015, in response to a defect we identified, we were required to make a revision to one of our semiconductors, which resulted in a four-month delay in product introduction. Product defects, errors or bugs could affect the performance of our products resulting in reliability, quality or compatibility problems, cause reduced manufacturing yields, result in excess or obsolete inventory, and delay the development or shipments of new solutions or new versions of our solutions. As a result, our reputation may be damaged and the market adoption of our Wi-Fi solutions could be adversely affected. If any of these problems are not found until after we have commenced shipment of a new solution, we may incur significant additional development costs to redesign, recall, repair or replace the defective solution. These problems may also trigger warranty or contractual indemnity claims against us by our customers or others, and our reputation and results of operations may be adversely affected.
Our solutions must also successfully operate with products from other vendors. As a result, when problems occur in a customer product in which our solution is used, it may be difficult to identify the source of these problems. The products of our customers that use our solutions can also be very complex, which can increase the possibility of design, development or production issues. The occurrence of hardware and software errors, whether or not caused by our solutions, could result in the delay or loss of market adoption of our solutions, and therefore delay our ability to recognize revenue from sales, and any necessary repairs may cause us to incur significant expenses. The occurrence of any such problems could harm our business, results of operations and financial condition.
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
We have incurred net losses in the past and may incur net losses in the future. For the six months ended July 2, 2017 and June 26, 2016, we incurred net losses of $0.7 million and $1.9 million, respectively. As of July 2, 2017, we had an accumulated deficit of $162.3 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. See Note 6, “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of July 2, 2017, we had 47 issued patents in the United

States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 219 employees as of December 27, 2015 to 348 employees as of July 2, 2017, and expect our headcount to continue to grow rapidly as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.

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
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to $85.0 million in the six months ended July 2, 2017 from $57.5 million in the six months ended June 26, 2016, representing a 48% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
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

Our business is subject to disruption from hazards, natural disasters, terrorism, political unrest and other similar events, which could cause significant delays in the design, development, production or shipment of our solutions.
Our operations and those of our third-party contractors are vulnerable to interruptions caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fires, earthquakes, power losses, telecommunications failures, terrorist attacks, wars, political unrest and disputes, Internet failures and other events beyond our control. For example, our sole foundry, TSMC, is located in Taiwan, which has been subject to a number of earthquakes, which has in the past impacted, and may in the future impact, the fabrication of our solutions. In addition, a significant portion of our engineering equipment, servers, storage and networking equipment, and other office equipment is located in our offices in the seismically active San Francisco Bay Area and Taiwan. Another example relates to rising political tensions and the potential for one or more countries to engage in hostilities with North Korea that could adversely affect various locations where we or our customers conduct business. If we suffer a significant hazard or outage to these offices and equipment, our business could experience disruption, which could harm our business and negatively impact our business, results of operations and financial condition.
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

•	difficulties and costs associated with staffing and managing international operations;

•	difficulties associated with enforcing and protecting intellectual property rights in some countries;

•	requirements or preferences for in-country products, which could reduce demand for our products;

•	difficulties in enforcing contracts and collecting accounts receivable, which may result in longer payment cycles, especially in emerging markets;

•	potentially adverse tax consequences, including taxes impacting our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity;

•	public health emergencies and other disasters, such as earthquakes and tsunamis, that are more common in certain regions;

•	increased cost of terminating employees in some countries;

•	the effect of currency exchange rate fluctuations;

•	political and economic instability;

•	war between countries; and

•	acts of terrorism.
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
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of July 2, 2017, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
Pursuant to the Exchange Act, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are currently documenting and testing our internal controls in order to identify, evaluate and remediate any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, as we did in preparing our 2016 consolidated financial statements, that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

These fluctuations could cause an investor to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the benefits of our Wi-Fi solutions;

•	departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;

•	sales of our common stock by our directors and officers;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events in our domestic and foreign markets; and

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
If securities analysts or industry analysts downgrade our stock, publish negative research or reports or fail to publish reports about our business, our stock price could be adversely affected.
The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company or fail to regularly publish reports about our business, such actions could adversely affect our stock price.
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
A limited number of stockholders will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control and other matters requiring stockholder approval.
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
For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) we have taken advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we have relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
Not applicable.

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

QUANTENNA COMMUNICATIONS, INC.

Date: August 7, 2017	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amendment to Amended and Restated Bylaws of Quantenna Communications, Inc.	8-K	001-37927	3.1	June 14, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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