Form 10-Q
period 2017-10-01
QUANTENNA COMMUNICATIONS INC
filed 2017-11-07
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
1704 Automation Parkway
San Jose, California 95131
(Address of principal executive offices, including zip code)

(669) 209-5500
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

As of November 3, 2017, 35,220,966 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 1, 2017	January 1, 2017

Assets
Current assets
Cash and cash equivalents	$38,844	$117,045
Marketable securities	88,022	—
Accounts receivable	22,820	14,480
Inventory	23,700	15,820
Prepaid expenses and other current assets	2,444	2,470
Total current assets	175,830	149,815
Property and equipment, net	11,215	4,742
Intangible assets, net	3,259	—
Other long-term assets	1,037	232
Total assets	$191,341	$154,789
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,918	$7,776
Accrued liabilities and other current liabilities	27,941	11,801
Long-term debt, current portion	2,487	2,257
Total current liabilities	43,346	21,834
Long-term debt	1,900	3,680
Other long-term liabilities	3,413	527
Total liabilities	48,659	26,041
Commitments and contingencies (see Note 6)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at October 1, 2017 and January 1, 2017, 35,084,934 and 33,076,150 shares issued and outstanding at October 1, 2017 and January 1, 2017, respectively	3	3
Additional paid-in capital	302,240	290,319
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(159,541)	(161,574)
Total stockholders’ equity	142,682	128,748
Total liabilities and stockholders’ equity	$191,341	$154,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016

Revenue	$50,108	$34,105	$135,084	$91,577
Cost of revenue	25,591	17,247	68,212	46,452
Gross profit	24,517	16,858	66,872	45,125
Operating expenses:
Research and development	15,011	11,162	43,699	32,913
Sales and marketing	3,363	2,172	9,553	5,571
General and administrative	3,735	3,248	11,231	7,802
Total operating expenses	22,109	16,582	64,483	46,286
Income (loss) from operations	2,408	276	2,389	(1,161)
Interest expense	(103)	(189)	(442)	(414)
Other income (expense), net	223	(52)	610	(300)
Income (loss) before income taxes	2,528	35	2,557	(1,875)
Benefit (provision) for income taxes	274	(14)	(470)	(52)
Net income (loss)	$2,802	$21	$2,087	$(1,927)
Net income (loss) per share:
Basic	$0.08	$0.02	$0.06	$(1.84)
Diluted	$0.07	$0.00	$0.05	$(1.84)
Weighted average shares used to compute basic and diluted net income (loss) per share:
Basic	34,734	1,157	33,907	1,048
Diluted	38,525	29,974	38,419	1,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016

Net income (loss)	$2,802	$21	$2,087	(1,927)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	12	—	(20)	—
Comprehensive income (loss)	$2,814	$21	$2,067	$(1,927)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 1, 2017	September 25, 2016
Cash flows from operating activities	(in thousands)
Net income (loss)	$2,087	$(1,927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,566	880
Stock-based compensation expense	7,447	2,224
Accretion of discount on investments	93	—
Non-cash interest expense, net	254	140
Change in fair value of convertible preferred stock warrants liability	—	109
Changes in assets and liabilities:
Accounts receivable	(8,340)	(1,589)
Inventory	(7,880)	(2,861)
Prepaid expenses and other current assets	(22)	(283)
Deferred rent and other assets	(790)	16
Accounts payable	5,119	(1,136)
Accrued liabilities and other current liabilities	14,660	6,136
Net cash provided by operating activities	14,194	1,709
Cash flows from investing activities
Purchase of property and equipment	(6,961)	(1,621)
Purchase of marketable securities	(104,044)	—
Proceeds from sales of marketable securities	3,670	—
Maturities of marketable securities	12,239	—
Restricted cash	—	(1,559)
Net cash used in investing activities	(95,096)	(3,180)
Cash flows from financing activities
Proceeds from issuance of common stock	4,553	785
Payments of offering costs	(96)	(881)
Proceeds from revolving line of credit, net of fees paid	—	2,950
Repayment of revolving line of credit	—	(3,000)
Proceeds from issuance of long-term debt, net of fees paid	—	3,854
Repayments of long-term debt	(1,756)	(3,265)
Net cash provided by financing activities	2,701	443
Net decrease in cash and cash equivalents	(78,201)	(1,028)
Cash and cash equivalents
Beginning of period	117,045	18,850
End of period	$38,844	$17,822
Supplemental disclosure of cash flow information
Interest paid during the period	$342	$419
Income taxes paid during the period	$746	$87
Supplemental disclosure of non-cash investing and financing activities
Unpaid offering costs	$254	$1,396
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$280	$18
Issuance of warrants in conjunction with the execution of debt agreement	$—	$96
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three and nine months ended October 1, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 1, 2017 (“2016 Annual Report on Form 10-K”).
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
Significant Accounting Policies
During the three and nine months ended October 1, 2017, there have been no changes in our significant accounting policies as described in the Company’s 2016 Annual Report on Form 10-K, except as discussed below:

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
Intangible Assets
On September 29, 2017, the Company entered into a three-year software license contract with Cadence Design Systems, Inc. (“Cadence”), a related party, for the use of various Engineering Design Aid (“EDA”) software tools used for its research and development efforts. The license payments will be made and amortized over 12 quarterly periods amounting to approximately $3.3 million. In addition, the Company also contracted with Cadence for ongoing maintenance support which will be recognized ratably over the contractual term and amount to approximately $1.2 million The Company has classified these licenses as definite long-lived intangible assets in its Condensed Consolidated Balance Sheets as of October 1, 2017.
Definite long-lived intangible assets consist of software licenses which are recorded based on the total contractual price. Such assets are amortized over its contractual lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such assets are not recoverable, an impairment charge is recognized for the amount by which the carrying amount of such assets exceeds their fair values. There was no impairment of definite long-lived intangible assets for any periods presented.
2.    Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No 2017-09”). The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for the Company for annual and interim reporting periods beginning January 1, 2018. Early adoption of ASU No. 2017-09 is permitted, including adoption in any interim period, and the standard should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(in thousands, except per share data)
Net income (loss)	$2,802	$21	$2,087	$(1,927)

Weighted-average shares outstanding	34,780	1,227	33,960	1,175
Less: weighted average shares subject to repurchase due to early exercise	(46)	(70)	(53)	(127)
Weighted average shares used to compute basic net income (loss) per share	34,734	1,157	33,907	1,048
Dilutive effect of convertible preferred stock, warrants to purchase preferred stock, stock options, common stock warrants, ESPP and RSUs	3,791	28,817	4,512	—
Weighted average shares used to compute diluted net income (loss) per share	38,525	29,974	38,419	1,048
Net income (loss) per share:
Basic	$0.08	$0.02	$0.06	$(1.84)
Diluted	$0.07	$0.00	$0.05	$(1.84)

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(in thousands)
Convertible preferred stock (as-converted)	—	24,790	—	24,790
Warrants to purchase convertible preferred stock	—	—	—	39
Warrants to purchase common stock	—	—	—	439
Restricted Stock Units (“RSUs”)	104	—	881	—
Options to purchase common stock	672	1,625	672	6,640
Total	776	26,415	1,553	31,908
4.     Balance Sheets Components
Marketable Securities
Marketable securities at October 1, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$81,438	$19	$(36)	$81,421
Government debt securities	6,604	—	(3)	6,601
	$88,042	$19	$(39)	$88,022
The contractual maturities of marketable securities as of October 1, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$40,663	$40,652
Due after one year to five years	47,379	47,370
	$88,042	$88,022
There were no marketable securities as of January 1, 2017.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following:

	October 1, 2017	January 1, 2017
	(in thousands)
Computer and lab equipment	$13,342	$9,748
Computer software	795	625
Furniture and fixtures	203	136
Leasehold improvements	342	218
Sub-total	14,682	10,727
Accumulated depreciation and amortization	(7,550)	(5,985)
Net long-lived assets	$7,132	$4,742
Construction-in-progress	4,083	—
Total	$11,215	$4,742
Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million, respectively, for the three months ended October 1, 2017 and September 25, 2016, and $1.6 million and $0.9 million, respectively, for the nine months ended October 1, 2017 and September 25, 2016.
Inventory
Inventory consisted of the following:

	October 1, 2017	January 1, 2017
	(in thousands)
Raw materials	$17,478	$9,067
Work in progress	2,626	1,128
Finished goods	3,596	5,625
	$23,700	$15,820
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	October 1, 2017	January 1, 2017
	(in thousands)
Accrued payroll and related benefits	$3,421	$2,842
Accrued customer rebates	12,452	3,026
Accrual for inventory purchases	1,913	1,353
Accrued expenses	6,763	2,952
ESPP employee contributions	1,719	665
Other	1,673	963
	$27,941	$11,801

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

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets at fair value at October 1, 2017 on a recurring basis as follows:

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value as of October 1, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$4,173	$—	$—	$4,173
Corporate debt securities	—	5,989	—	5,989
Government debt securities	—	2,299	—	2,299
Total cash equivalents	4,173	8,288	—	12,461
Marketable Securities:				—
Corporate debt securities	—	81,421	—	81,421
Government debt securities	—	6,601	—	6,601
Total marketable securities	—	88,022	—	88,022

Total cash equivalents and marketable securities	$4,173	$96,310	$—	$100,483

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
Common Stock Warrants
As of October 1, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
As of January 1, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	October 2013	38,748	$7.74	October 2023
Common stock warrants	September 2015	283,005	$2.50	February 2019
Common stock warrants	February 2016	20,251	$4.00	February 2019
Common stock warrants	February 2016	9,000	$0.05	January 2018
Common stock warrants	May 2016	126,400	$4.00	May 2026
During the nine months ended October 1, 2017, common stock warrants issued in a) October 2013 to a lender of the Company at $7.74 per share was exercised, b) September 2015 to an investor of the Company was partially exercised at $2.50 per share, c) February 2016 at $4.00 per share was exercised, d) February 2016 to a service provider of the Company were exercised at $0.05 per share, and e) May 2016 to a lender of the Company at $4.00 per share were partially exercised and the remainder were canceled.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of October 1, 2017 (in thousands):

2017 (remaining three months)	$205
2018	2,028
2019	2,261
2020	2,036
2021	1,628
2022 and beyond	3,728
Total minimum lease payments	$11,886
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended October 1, 2017 and September 25, 2016 was $0.4 million and $0.3 million respectively. Rent expense for the nine months ended October 1, 2017 and September 25, 2016 was $1.2 million and $0.9 million, respectively.
In February 2017, the Company entered into a new lease agreement for its corporate headquarters located in San Jose, California consisting of approximately 84,000 square feet. The lease term is 76 months commencing on October 16, 2017 and expiring in 2024.
Purchase Commitments
The Company has purchase obligations of $30.0 million that are based on outstanding purchase orders as of October 1, 2017, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of October 1, 2017.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at October 1, 2017.
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of October 1, 2017, the Company had met the minimum funding requirements and no penalty had been incurred.
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
7.     Long-term Debt
Loan and Security Agreement
The Company’s Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine Loan. The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest between 4.25% to 5.00% depending on the Company’s consolidated leverage ratio. The Mezzanine Loan remained unused by the Company and was canceled upon its expiration in May 2017.
The outstanding balance on the term loans was $4.4 million as of October 1, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable.
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
The SVB Loan and Security Agreement is collateralized by certain of the Company’s assets, including pledges of certain of the Company’s equity interests in its subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement contains customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in the Company’s business. In addition, the credit facilities prohibit the payment of cash dividends on the Company’s capital stock and also place restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The SVB Loan and Security Agreement has certain prepayment premium upon repayment before the maturity date.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of October 1, 2017, future minimum payments for the long-term debt are as follows (in thousands):

Long-term debt

2017	$694
2018	2,383
2019	1,618
Total minimum payments	4,695
Less: Amount representing interest	(185)
Less: Amount representing closing and repayment fees	(210)
Present value of minimum payments	4,300
Less: Unamortized debt discounts	(66)
Plus: Accretion of closing and repayment fees	153
Long-term debt, net	4,387
Less: Long-term debt, current portion	(2,487)
Non-current portion of long-term debt	$1,900
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
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

October 1, 2017

Options issued and outstanding	5,445,007
RSUs issued and outstanding	888,359
Common stock warrants	83,006
Shares available for ESPP	1,835,341
Shares available for future stock awards	2,973,747
11,225,460
During the nine months ended October 1, 2017, the Company granted 1,041,629 RSUs to employees and 516,750 options. There were no RSUs granted and 233,775 options granted during the nine months ended September 25, 2016.
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36th of the total number of shares originally granted per month for 36 months. At October 1, 2017, 44,000 shares remained subject to the Company’s right of repurchase.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
9.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(in thousands)
Cost of revenue	$38	$9	$123	$15
Research and development	1,367	231	3,986	454
Sales and marketing	416	60	1,179	120
General and administrative	948	734	2,159	1,635
Total stock-based compensation expense	$2,769	$1,034	$7,447	$2,224
The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(in thousands)
Stock options	$858	$1,034	$2,539	$2,224
RSU awards	1,603	—	3,553	—
ESPP shares	308	—	1,355	—
Total stock-based compensation expense	$2,769	$1,034	$7,447	$2,224
10. Income Taxes
The Company recorded an income tax benefit of $0.3 million and a provision of $0.5 million for the three and nine months ended October 1, 2017. The provision for income taxes consists primarily of alternative minimum tax and income taxes in the foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets, including net operating loss carry-forward and Research and Development credits. Income taxes recorded for the three and nine months ended September 25, 2016 were insignificant.
As of October 1, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets at October 1, 2017. Due to improvements in the U.S. operating results (over the past three years), management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against its federal and state net deferred tax assets will no longer be needed. A release of such valuation allowance could cause a material increase to income in the period such determination is made.
Under Internal Revenue Code (“IRC”) Section 382, our ability to utilize NOL carry-forwards or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5%

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
We have completed an IRC Section 382 analysis through December 31, 2016 and determined that there was no significant limitation to the utilization of NOL or tax credit carryforwards before they expire. Since no deferred tax assets have been recognized on our balance sheet related to our NOLs and tax credits, as they are fully reserved by a valuation allowance, there was no impact to the tax provision.
11.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.4 million for the nine months ended October 1, 2017.
12.     Related Party Transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, is the President and Chief Executive Officer of Cadence, an electronic design automation software and engineering services company. Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. The Company incurred fees of approximately $2.0 million and $0.6 million under the terms of this arrangement during the three months ended October 1, 2017 and September 25, 2016, respectively, and approximately $3.7 million and $1.2 million during the nine months ended October 1, 2017 and September 25, 2016, respectively.
On September 29, 2017, the Company entered into a three-year software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The license payments will be made and amortized over 12 quarterly periods amounting to approximately $3.3 million. In addition, the Company also contracted with Cadence for ongoing maintenance support which will be recognized ratably over the contractual term and amount to approximately $1.2 million. The Company has classified these licenses as definite long-lived intangible assets in its Condensed Consolidated Balance Sheets as of October 1, 2017.

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
Our Management’s discussion and analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our Company.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2017 to the corresponding periods in 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations and off-balance sheet arrangements as of October 1, 2017.
Overview
We are a leader in the design, development, and marketing of advanced, high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We combine our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly-integrated solutions to our customers.
Our solutions portfolio is currently comprised of Institute of Electrical and Electronics Engineers (“IEEE”) Wi-Fi standard radio frequency and digital baseband semiconductor solutions. These semiconductors are typically sold together as a chipset combined with software and system-level reference designs that constitute a highly integrated Wi-Fi solution.
We sell our Wi-Fi solutions directly to global original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who, in turn, resell to OEMs, ODMs and CMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We are also addressing additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications (e.g., access points), and (iii) potential future opportunities from consumer electronics OEMs for consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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
We derive the substantial majority of our revenue from the sale of our Wi-Fi solutions. In addition, historically we also derived a portion of our revenue from a limited number of licensing and non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(Percentage of revenue)
Customer:
A	*	18%	*	17%
B	18%	*	15%	12%
C	*	*	*	12%
I	10%	*	*	*
________________________

*	Customer percentage of revenue was less than 10%.
Almost all of our revenue is generated outside the United States for the three and nine months ended October 1, 2017 and September 25, 2016, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately directed and sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars.
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
Third Quarter 2017 and Recent Highlights
Revenue increased $16.0 million, or 47%, to $50.1 million for the three months ended October 1, 2017 and net income increased by $2.8 million for the same period when compared to the three months ended September 25, 2016. Revenue increased $43.5 million, or 48%, to $135.1 million for the nine months ended October 1, 2017 and net income increased $4.0 million, or 208%, to $2.1 million from a net loss of $1.9 million compared to the nine months ended September 25, 2016.
Gross profit increased $7.7 million, or 45%, to $24.5 million in the three months ended October 1, 2017 and increased $21.7 million, or 48% to $66.9 million in the nine months ended October 1, 2017 when compared to the corresponding periods in 2016.
The overall increase in revenue for the above periods was primarily due to increase in sales of our Wi-Fi solutions driven by higher unit volumes on substantially flat ASPs. The overall increase in gross profit for the above periods was primarily due to lower unit costs as well as a mix shift towards higher margin 802.11ac Wi-Fi solutions.
We generated cash from operations of $14.2 million for the nine months ended October 1, 2017 and ended the third quarter of 2017 with cash and cash equivalents and marketable securities of $126.9 million, up 8% from January 1, 2017. At October 1, 2017, we had approximately $4.4 million of debt, down 26% from January 1, 2017 as a result of our repayment of the debt. See "Liquidity and Capital Resources" below for further details.
As of October 1, 2017, we had 372 employees, up 7% from 348 employees at the end of the second quarter of 2017, and up 14% from 325 employees at the end of the fourth quarter of 2016. We expect our headcount to continue to grow as we scale our business.

In the first nine months of fiscal 2017, we announced the QSR5G-AX solution which supports eight total streams of 802.11ax: four streams in the 5GHz band and four streams in the 2.4GHz band; announced a smart Wi-Fi self-optimized managed network solution comprised of SONiQ, an open software framework that unites various network devices regardless of Wi-Fi chipset, coupled with a hardware reference design for third-party compatibility to operate seamlessly; announced the industry's first carrier-grade full-duplex Wi-Fi range extender mesh network solution with Greenwave Systems, Inc.; announced a high-end Gigabit Passive Optical Networks gateway product with ZTE Corporation featuring Quantenna’s award-winning 4x4 802.11ac Wave 2 QSR1000 chipset; shipped our 100 millionth chip, a major milestone that culminates over a decade of intense development effort led by our world-class engineering, sales and operations teams; announced a partnership with AirTies Wireless Networks to offer Internet Service Providers a complete turnkey managed Wi-Fi mesh solution with new classes of differentiated, premium Wi-Fi services; announced the Spartan AP Booster which offers service providers a cost-effective Wi-Fi performance upgrade for their existing subscriber legacy home gateways without replacing or upgrading the entire gateway; entered the over-the-top (“OTT”) set-top box (“STB”) market with the Zero Memory family of client products for STB and OTT applications; announced that Technicolor has adopted the QV860 chipset in its OWA0130 dual-band multi-function extender, augmenting the coverage of Wi-Fi gateways with a mesh network offering seamless connectivity; demonstrated with Cortina Access a Dual 4x4 802.11ax 10G fiber/Passive Optical Networks gateway reference platform at the 2017 International Broadcasting Convention in Amsterdam; and announced a partnership with SoftAtHome to offer its Smart Wi-Fi software availability on the QV860 chipset.
We plan to continue to introduce leading edge premium Wi-Fi solutions and related technologies that increase our addressable market and expand our selling opportunities into the strategic customers which we serve.
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
During the nine months ended October 1, 2017 and September 25, 2016, we derived revenue from a limited number of licensing and non-recurring arrangements. These arrangements are no longer active. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.

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
Operating Expenses
Our operating expenses consisted of research and development (“R&D”), sales and marketing (“S&M”) and general and administrative (“G&A”) expenses. Personnel costs are the largest component of operating expenses and primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits. As we continue to grow our business, we expect operating expenses to increase in absolute dollars.
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
General and Administrative. Our G&A expenses consisted primarily of personnel costs for our administrative personnel in support of our infrastructure functions such as general management, finance, human resources, legal, facilities and information technology. G&A expenses also included professional services fees, insurance premiums, office equipment and supplies, depreciation expense and allocated administrative costs.
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
Provision for Income Taxes
Provision for income taxes consists primarily of alternative minimum tax and income taxes in the foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets, including net operating loss carry-forward and R&D credits. As of October 1, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against our federal and state net deferred tax assets at October 1, 2017.
Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	October 1, 2017		September 25, 2016
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$50,108	100.0%	$34,105	100.0%
Cost of revenue (1)	25,591	51.1	17,247	50.6
Gross profit	24,517	48.9	16,858	49.4
Operating expenses (1)
Research and development	15,011	30.0	11,162	32.7
Sales and marketing	3,363	6.7	2,172	6.4
General and administrative	3,735	7.4	3,248	9.5
Total operating expenses	22,109	44.1	16,582	48.6
Income from operations	2,408	4.8	276	0.8
Interest expense	(103)	(0.2)	(189)	(0.6)
Other income (expense), net	223	0.4	(52)	(0.1)
Income before income taxes	2,528	5.0	35	0.1
Benefit (provision) for income taxes	274	0.5	(14)	—
Net income	$2,802	5.5%	$21	0.1%
Net income per share:
Basic	$0.08		$0.02
Diluted	$0.07		$0.00
Weighted average shares used to compute basic and diluted net income per share:
Basic	34,734		1,157
Diluted	38,525		29,974

	Nine Months Ended
	October 1, 2017		September 25, 2016
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$135,084	100.0%	$91,577	100.0%
Cost of revenue	68,212	50.5	46,452	50.7
Gross profit	66,872	49.5	45,125	49.3
Operating expenses:
Research and development	43,699	32.3	32,913	35.9
Sales and marketing	9,553	7.1	5,571	6.1
General and administrative	11,231	8.3	7,802	8.5
Total operating expenses	64,483	47.7	46,286	50.5
Income (loss) from operations	2,389	1.8	(1,161)	(1.2)
Interest expense	(442)	(0.3)	(414)	(0.5)
Other income (expense), net	610	0.4	(300)	(0.3)
Income (loss) before income taxes	2,557	1.9	(1,875)	(2.0)
Provision for income taxes	(470)	(0.3)	(52)	(0.1)
Net income (loss)	$2,087	1.6%	$(1,927)	(2.1)%
Net income (loss) per share:
Basic	$0.06		$(1.84)
Diluted	$0.05		$(1.84)
Weighted average shares used to compute basic and diluted net income (loss) per share:
Basic	33,907		1,048
Diluted	38,419		1,048

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	(In thousands)
Cost of revenue	$38	$9	$123	$15
Research and development	1,367	231	3,986	454
Sales and marketing	416	60	1,179	120
General and administrative	948	734	2,159	1,635
Total stock-based compensation expense	$2,769	$1,034	$7,447	$2,224

Comparison of the three and nine months ended October 1, 2017 and September 25, 2016
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Nine Months Ended
	October 1, 2017	September 25, 2016	Change		% Change	October 1, 2017	September 25, 2016	Change		% Change
	(Dollars in thousands)
Revenue	$50,108	$34,105	$16,003		47%	$135,084	$91,577	$43,507		48%
Cost of revenue	25,591	17,247	8,344		48%	68,212	46,452	21,760		47%
Gross profit	$24,517	$16,858	$7,659		45%	$66,872	$45,125	$21,747		48%
Gross margin	48.9%	49.4%	(50	)bps		49.5%	49.3%	20	bps
Revenue. Revenue increased $16.0 million, or 47%, to $50.1 million in the three months ended October 1, 2017 and increased $43.5 million, or 48%, to $135.1 million in the nine months ended October 1, 2017 compared to the corresponding periods in 2016, primarily due to an increase in sales of our 11ac Wave 2 products driven by higher unit volumes on substantially flat average selling prices (“ASPs”) and 11ac Wave 3 (10G) products driven by higher unit volumes. The above increase was partially offset by declining sales of our legacy 11n products for the same comparative periods. The increase in revenue for the nine months ended October 1, 2017 was partially offset by a $0.5 million decrease in revenue from licensing arrangements that ended in January 2016. We expect that revenue will decrease in absolute dollars in the fourth quarter due to lower unit shipments of our Wi-Fi solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $8.3 million, or 48%, to $25.6 million in the three months ended October 1, 2017 and increased $21.8 million, or 47% to $68.2 million in the nine months ended October 1, 2017 compared to the corresponding periods in 2016, as a result of higher unit volumes partially offset by lower unit costs for our Wi-Fi solutions.
Gross profit increased $7.7 million, or 45%, to $24.5 million in the three months ended October 1, 2017 and increased $21.7 million, or 48% to $66.9 million in the nine months ended October 1, 2017 compared to the corresponding periods in 2016 due to the higher unit volumes and lower unit costs.
Gross margin decreased by 50 basis points, to 48.9%, in the three months ended October 1, 2017 compared to the corresponding period in 2016 due to less favorable product mix offset by cost of sales improvement due to scale. Gross margin increased by 20 basis points to 49.5% in the nine months ended October 1, 2017 compared to the corresponding period in 2016, primarily from a mix shift towards higher margin 802.11ac Wi-Fi solutions and cost of sales improvement due to scale. We expect gross margin to increase in the fourth quarter due to favorable product mix.
Operating Expenses

	Three Months Ended
	October 1, 2017		September 25, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$15,011	30%	$11,162	33%	$3,849	34%
Sales and marketing	3,363	7	2,172	6	1,191	55
General and administrative	3,735	7	3,248	10	487	15
Total operating expenses	$22,109	44%	$16,582	49%	$5,527	33%

	Nine Months Ended
	October 1, 2017		September 25, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$43,699	32%	$32,913	36%	$10,786	33%
Sales and marketing	9,553	7	5,571	6	3,982	71
General and administrative	11,231	8	7,802	9	3,429	44
Total operating expenses	$64,483	47%	$46,286	51%	$18,197	39%
Research and Development Expenses.  R&D expenses increased $3.8 million, or 34%, to $15.0 million in the three months ended October 1, 2017, compared to the corresponding period in 2016. The increase was due to a $3.3 million increase in personnel costs, including $1.0 million in stock-based compensation expense, resulting from a 20% increase in headcount to further develop and expand our solutions portfolio and to support increased customer product development activities, $0.3 million from equipment related expenses to support and qualify new product platforms, $0.1 million for increase in tape-out and lay-out expenses and $0.1 million higher travel related expenses. We expect that R&D expenses will be higher in the fourth quarter.
R&D expenses increased $10.8 million, or 33% to $43.7 million in the nine months ended October 1, 2017, compared to the corresponding period in 2016. The increase was due to a $10.0 million increase in personnel costs, including $3.7 million in stock based compensation expense, resulting from an 22% increase in headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities, $0.8 million due to increase from allocated administrative costs and $0.7 million from equipment related expenses to support and qualify new product platforms. The increase in R&D expenses was partially offset by reduction in tape-out of $0.6 million and lower professional services of $0.1 million.
Sales and Marketing Expenses. S&M expenses increased $1.2 million, or 55%, to $3.4 million in the three months ended October 1, 2017 compared to the corresponding period in 2016 due to an increase of $1.0 million in personnel related costs, including $0.4 million in stock based compensation expense to support our expanding business, $0.1 million in higher consulting expenses and $0.1 million higher travel related expenses. We expect that S&M expenses will be higher in the fourth quarter.
S&M expenses increased $4.0 million, or 71%, to $9.6 million in the nine months ended October 1, 2017 compared to the corresponding period in 2016 primarily due to an increase of $3.2 million in personnel related costs, including $1.1 million in stock based compensation to support our expanding business, $0.3 million in higher consulting expenses, $0.2 million in travel related expenses and $0.2 million from allocated administrative costs.
General and Administrative Expenses.  G&A expenses increased $0.5 million, or 15%, to $3.7 million in the three months ended October 1, 2017 compared to the corresponding period in 2016, primarily due to a $0.3 million in personnel costs, as we increased our administrative headcount by 28% to support the growth of our business and $0.1 million in office equipment and supplies. We expect that G&A expenses will be higher in the fourth quarter.
G&A expenses increased $3.4 million, or 44%, to $11.2 million in the nine months ended October 1, 2017 compared to the corresponding period in 2016, primarily due to an increase of $1.6 million in legal and consulting expenses as we became a public company, $1.1 million in personnel costs (including $0.5 million of stock based compensation expense) as we increased our administrative headcount by 25% to support the growth of our business, $0.9 million in general administrative costs, $0.5 million in facility costs and $0.3 million in office equipment and supplies partially offset by $1.1 million allocated administrative costs.

Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of October 1, 2017 and January 1, 2017, we had cash and cash equivalents and marketable securities of $126.9 million and $117.0 million, respectively. As of October 1, 2017, we had an accumulated deficit of $159.5 million.
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
Credit Facilities
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB” or the “Lender”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit and (iii) Mezzanine Loan. The Mezzanine Loan facility remained unused by the Company and was canceled upon its expiration in May 2017. The term loans have interest at a floating rate per annum equal to prime plus 0.75% and the revolving line of credit has interest between 4.25% to 5.00% depending on our consolidated leverage ratio.
The outstanding balance on the term loan was $4.4 million as of October 1, 2017. The Company has an undrawn balance on the revolving line of credit of $20.0 million.
The SVB Loan and Security Agreement is collateralized by certain of our assets, including pledging of certain of our equity interest in our subsidiaries, receivables and inventory, subject to customary exceptions and limits. The SVB Loan and Security Agreement and the Mezzanine Loan contain customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. In addition, the credit facilities prohibit the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of October 1, 2017, we were in compliance with all applicable covenants.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	October 1, 2017	September 25, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$14,194	$1,709
Investing activities	(95,096)	(3,180)
Financing activities	2,701	443
Net decrease in cash and cash equivalents	$(78,201)	$(1,028)
Cash flows from Operating Activities.
Net cash provided by operating activities for the nine months ended October 1, 2017 was $14.2 million, compared to net cash provided by operating activities for the nine months ended September 25, 2016 of $1.7 million.
Net cash provided by operating activities for the nine months ended October 1, 2017 of $14.2 million resulted from a net income of $2.1 million, net cash inflow from changes in operating assets and liabilities of $2.7 million and non-cash expenses of $7.4 million of stock based compensation, $1.6 million of depreciation and amortization, $0.3 million of non-cash interest expense and $0.1 million of accretion of discount on our marketable securities. The $2.7 million cash inflow from changes in operating assets and liabilities primarily consisted of an increase of $14.7 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $5.1 million increase in accounts payable due to timing of payments to our suppliers offset by a $8.3 million increase in accounts receivable due to increased sales and timing of collections, a $7.9 million increase in inventory due to timing of purchases of raw materials and an increase of $0.9 million of other assets.
Net cash provided by operating activities for the nine months ended September 25, 2016 of $1.7 million resulted from a net loss of $1.9 million, offset by net cash inflow from changes in operating assets and liabilities of $0.3 million and non-cash expenses of $2.2 million and $0.9 million relating to stock based compensation and depreciation and amortization, respectively, $0.1 million of non-cash interest expense and $0.1 million of changes in fair value of convertible preferred stock warrants. The $0.3 million cash inflow from changes in operating assets and liabilities consisted of an increase of  $6.1 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business offset by a $2.9 million increase in inventory due to timing of purchases of raw materials, a $1.6 million increase in accounts receivable due to increased sales and timing of collections, a decrease of $1.1 million in accounts payable due to timing of payments to our suppliers and a $0.2 million increase in prepaid expenses and other current assets.
Cash flows from Investing Activities.
Net cash used in investing activities was $95.1 million for the nine months ended October 1, 2017 compared to net cash used in investing activities for the nine months ended September 25, 2016 of $3.2 million. Cash used in investing activities for the nine months ended October 1, 2017 related to $104.0 million of marketable securities purchases and $7.0 million of property and equipment purchases including $4.1 million related to our new corporate headquarters, partially offset by maturities and sales of $15.9 million in marketable securities. Net cash used in investing activities for the nine months ended September 25, 2016 related to $1.6 million of property and equipment purchases and the use of $1.6 million for restricted cash deposits required by our foundry partner in connection with the purchase of silicon wafers.
Cash flows from Financing Activities.
Net cash provided by financing activities was $2.7 million for the nine months ended October 1, 2017, compared to net cash provided by financing activities for the nine months ended September 25, 2016 of $0.4 million. Net cash flow provided by financing activities during the nine months ended October 1, 2017 reflected $4.6 million in proceeds from issuance of common stock partially offset by repayments of outstanding long-term debt of $1.8 million and payment of offering costs of $0.1 million. Net cash provided by financing activities for the nine months ended September 25, 2016 primarily reflected $3.9 million in long-term debt borrowing, net of debt issuance costs, and $3.0 million from borrowing under our revolving line of credit, partially offset by repayments of outstanding long-term debt of $3.3 million and repayment of outstanding amounts under the revolving line of credit of $3.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of October 1, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Debt obligations and related interest payments and fees(1)	$4,695	$2,481	$2,214	$—	$—
Operating lease obligations	11,886	1,726	6,024	3,382	754
Commitments(2)	5,600	700	4,900	—	—
Software license commitments	4,464	1,488	2,976	$—	$—
	$26,645	$6,395	$16,114	$3,382	$754
________________________

(1)
Future interest payments were calculated using the rates applicable as of October 1, 2017. See Note 7 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of October 1, 2017, the debt obligations and related interest payments and fees amount to $4.7 million.

(2)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of October 1, 2017, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of October 1, 2017, we have purchase obligations of $30.0 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of October 1, 2017, we did not have any off-balance sheet arrangements.
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
There were no changes to our significant accounting policies during the three and nine months ended October 1, 2017, except for stock-based compensation, marketable securities and intangible assets as discussed in Note 1 to the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $126.9 million and $117.0 million as of October 1, 2017 and January 1, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the nine months ended October 1, 2017, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of October 1, 2017, we had $4.7 million in long-term debt (current and non-current), including accrued interest, with variable interest rate components. A hypothetical 100 basis-points increase or decrease in interest rates would not have had a material impact on our condensed consolidated statements of operations.
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

The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at October 1, 2017 would have affected the fair value of our investment portfolio by approximately $0.8 million.
Foreign Currency Exchange Risk
To date, all of our revenue has been denominated in U.S. dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan Renminbi and the Russian Ruble. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of October 1, 2017 would not have had a material impact on our condensed consolidated statements of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2017, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

As discussed below, we have taken additional steps during the second and third quarters of 2017 to remediate the material weakness in internal control over financial reporting by hiring additional qualified personnel in our finance and accounting function and we also continue to take additional steps to remediate the material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, and as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2017, our disclosure controls and procedures were not effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
Management’s Remediation Efforts
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. During the second and third quarters of 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. We believe these individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further invested in the further design and implementation of internal controls surrounding our financial reporting process.
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
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We also believe that our planned efforts to assess risk and identify, design and implement the necessary control activities to address such risk will be effective in remediating the material weakness described above. However, until the above remediation steps have been completed and operate for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended October 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft 802.11ax standard that may compete with our previously announced product. In addition, in August 2017, Broadcom announced new 4x4 Wi-Fi connectivity solutions based on the 802.11ax standard. We expect our competitors will also introduce new products based on new standards and other next generation technologies in the future. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
The complexity of our solutions could result in unforeseen design and development delays or expenditures.
Developing our Wi-Fi solutions is expensive, complex and time-consuming, and involves uncertainties. We must often make significant investments in product roadmaps, design and development far in advance of established market needs and may not be able to consistently and accurately predict what those actual needs will be in the future. Each phase in the development of our solutions presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of such solutions and could jeopardize customer acceptance of the solutions. Product development efforts may last two years or longer, and require significant investments of time, third-party development costs, prototypes and sample materials, as well as sales and marketing resources and expenses, which will not be recouped if the product launch is unsuccessful. We also have limited resources and may not be able to develop alternative designs or address a variety of differing market requirements in parallel. Our failure to adequately address any such delays in a cost-effective manner could harm our business, results of operations and financial condition.

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
We derive a significant portion of our revenue from a small number of OEMs and ODMs, and we anticipate that we will continue to do so for the foreseeable future. In 2016, four customers accounted for approximately 50% of our revenue. In addition, substantially all of our revenue to date has been generated by sales of our solutions to OEMs and ODMs serving the service provider market for home networking. Based on sell-through information provided to us by our OEM and ODM customers, we estimate that two large service providers, which are based in the United States, represented approximately 40% of our revenue in 2016. The demand from these OEM and ODM customers and, their service provider customers, is subject to fluctuations based on a variety of factors affecting the service provider industry and their related businesses. The loss of a key customer or service provider, or a reduction in sales to any key customer or service provider could negatively impact our revenue, cause us to have excess or obsolete inventory, and harm our business, results of operations and financial condition.
We have an accumulated deficit and have incurred net losses in the past, and we may incur net losses in the future.
We have incurred net losses in the past and may incur net losses in the future. For the nine months ended October 1, 2017 and September 25, 2016, we generated net income of $2.1 million and incurred a net loss of $1.9 million, respectively. As of October 1, 2017, we had an accumulated deficit of $159.5 million. We expect to incur a net loss for the fourth quarter ended December 31, 2017. We also expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and standards and changes in customer and service provider requirements. Our competitors may also be able to devote greater resources to the promotion and sale of their products, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product offerings more quickly than we can. In addition, many of our larger competitors offer a broader range of products than we do, including non-Wi-Fi products. These competitors may be able to sell at lower margins, bundle additional products and features with their Wi-Fi products, leverage incumbent positions, or create closed platforms that discourage customers or service providers from purchasing our Wi-Fi solutions. This strategy may be particularly effective for customers and service providers who prefer the convenience of purchasing all of their Wi-Fi products from a single provider. If we are unable to maintain our competitive advantages through the delivery of superior solutions, our business, results of operations and financial condition may be harmed.
Consolidation in our industry or in a related industry that involves our customers, service providers, partners and competitors could disrupt our business.
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco video business by Technicolor in 2015 and the acquisition of Pace plc, by ARRIS Group, Inc., in 2016; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016 and the pending acquisition of NXP Semiconductors by Qualcomm announced in October 2016. In November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm.
Consolidation among our customers, service providers, competitors and other industry related third parties, including during the period between the announcement and closing of acquisitions when the transaction may be undergoing regulatory scrutiny and otherwise seeking to satisfy required closing conditions, can create significant uncertainty regarding demand for our Wi-Fi solutions and could cause delays in the purchase of our Wi-Fi solutions or the loss of business. For example, in 2015 our two largest service providers consolidated, resulting in the cancellation of previously submitted purchase orders, which adversely impacted our revenue for several quarters. Consolidation among our customers, service providers, competitors and other industry related third parties could adversely affect the competitive landscape and industry dynamics, including causing increased pricing pressure, intensifying the focus of our competitors on certain markets or customers that could cause us to lose market share or customers, and enabling our competitors to leverage complementary products or technologies of the combined company. Accordingly, any industry consolidation could have an adverse effect on our business, results of operations and financial condition.
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
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of October 1, 2017, we had 53 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 219 employees as of December 27, 2015 to 372 employees as of October 1, 2017, and expect our headcount to continue to grow as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
Our Wi-Fi solutions need to be integrated with other components and products, such as broadband processors, video system on chips and network processors, to serve the service provider markets. We have developed relationships with various third-party partners who enable and enhance our ability to bring our Wi-Fi solutions to various markets. These partners can provide critical support to enable us to reach certain markets and better address customer needs, including through the development of joint reference designs, the establishment of relationships with key customers, the validation of our Wi-Fi solutions, and the creation of bundled solutions to contend with competitive offerings. For example, when our Wi-Fi solution is designed into a product that also incorporates Intel or Broadcom network processors, we depend on the ability of these partners to deliver their products in a timely fashion in order to meet shipping schedules. These partners may also be our competitors, which can negatively impact their willingness to collaborate with us, to support the integration of our solutions with their products, and to pursue joint sales and marketing efforts. In addition, in some cases it may be necessary to share competitively sensitive information with our partners that could enable our partners to compete more effectively against us or create uncertainty regarding ownership of intellectual property rights. If we are unable to continue to successfully develop or maintain these relationships, we may not be able to compete effectively and our business and results of operations may be adversely affected.
Our historical growth rate may not be indicative of future financial results.
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to $135.1 million in the nine months ended October 1, 2017 from $91.6 million in the nine months ended September 25, 2016, representing a 48% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced or delayed demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities and other risk factors as described in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10Q Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
We may pursue strategic acquisitions or partnerships which could require significant management attention, increase operating risk, dilute stockholder value, fail to achieve intended results, and adversely affect our business, results of operations and financial condition.
We may acquire other businesses, products or technologies, or partner with other businesses. Our ability to make and successfully integrate acquisitions is unproven. Even if we complete one or more acquisitions or strategic partnerships, we may not be able to strengthen our competitive position or realize the intended benefits of the acquisition or the strategic partnership in a timely manner, or at all. Any acquisitions or strategic partnerships may also be viewed negatively by our customers, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating technologies, products and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expense and adversely impact our business. Acquisitions may also reduce our cash available for operations and other uses, and could also result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.
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

•
heightened risks of unfair or corrupt business practices in certain countries and of improper or fraudulent sales arrangements that may impact financial results and lead to restatements of, and irregularities in, our financial statements or violations of law, including the U.S. Foreign Corrupt Practices Act;

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
We incorporate open source software into our Wi-Fi solutions, including certain open source code governed by the GNU General Public License, the GNU Lesser General Public License and the Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, we could be required to seek licenses from third parties to continue offering our solutions, make our proprietary code generally available in source code form (for example, proprietary code that links to certain open source modules), re-engineer our solutions, discontinue the sale of our solutions if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, results of operations and financial condition.
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
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. During the second and third quarters of 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. We believe these individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. The additional resources added to the finance function (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of October 1, 2017, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
We may not be able to effectively detect, prevent and recover from security breaches, including attacks on information technology and infrastructure by hackers and viruses. Cyber attacks could result in unauthorized parties gaining access to certain confidential business information, and could include unauthorized third parties obtaining trade secrets and proprietary information related to our solutions. For example, we offer a cloud-based Wi-Fi analytics and monitoring platform that collects certain Wi-Fi network and system data. While we utilize Amazon Web Services for this platform, which provides a number of sophisticated technical and physical controls designed to prevent unauthorized access to or disclosure of customer content, we cannot be certain that such controls will be sufficient to prevent a security breach. It can be difficult, if not impossible, to entirely prevent cyber attacks. As these threats continue to evolve, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, if we experience a cyber security incident, such incident could adversely affect our business, results of operations and financial condition.
Failure to comply with the terms of our loan and security agreements with a financial institution may adversely affect our working capital and financial condition.
Our Amended and Restated Loan and Security Agreement and Mezzanine Loan with Silicon Valley Bank (“SVB”) contain customary covenants, which could restrict our ability to operate and finance our business and operations, such as nonpayment of amounts due under the revolving line of credit or the loans, violation of the restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of any of these covenants could result in defaults under the loan agreements. In addition, borrowings under these loan agreements are collateralized by certain of our assets, including our receivables and inventory, subject to customary exceptions and limits.
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
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our Amended and Restated Loan and Security Agreement and Mezzanine Loan impose restrictions on our ability to pay dividends on our common stock. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Quantenna Communications, Inc.	8-K	001-37927	3.1	August 22, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

QUANTENNA COMMUNICATIONS, INC.

Date: November 6, 2017	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)