Form 10-K
period 2017-12-31
QUANTENNA COMMUNICATIONS INC
filed 2018-02-28
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market on such date was approximately $415,925,257.

As of February 27, 2018, 36,008,844 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2018, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

_____________________________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our products, technology, customers, business, operations, and market and industry developments.
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

PART I
Item 1. BUSINESS
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We apply our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to our customers. Our technical expertise and focus on innovation enable us to address the increasing complexity inherent in managing Wi-Fi network access for multiple client devices with different high-bandwidth content streams, while simultaneously delivering superior network speed, broad coverage area, and high capacity and reliability. Our innovative solutions have historically addressed the communications service provider, or service provider, market for home networking applications, including home gateways, repeaters, and video clients such as set-top boxes, or STBs, but we are seeking to increasingly address additional end markets, with solutions for retail, outdoor, small and medium business, enterprise and consumer electronics. As a pioneer in high performance Wi-Fi solutions, we believe that we are well positioned to serve the rapidly evolving Wi-Fi needs of customers in both our existing and future end markets. We also believe our significant engineering expertise in wireless and communications can expand our addressable market beyond Wi-Fi.
Wi-Fi is a ubiquitous standard for wireless network connectivity, defined by the Institute of Electrical and Electronics Engineers, or IEEE, 802.11 standardization body working group that is rapidly evolving to deliver continued performance improvements while maintaining backward compatibility. According to ABI Research, in 2016 there were approximately 2.8 billion Wi-Fi-enabled devices shipped, of which approximately 0.7 billion were non-portable devices, and cumulatively, over 12 billion Wi-Fi-connected devices have been shipped worldwide as of the end of 2016. The rapid growth in Wi-Fi connected devices, coupled with the steadily rising volume of global Internet Protocol-based, or IP-based, traffic, such as web browsing, email, Internet audio and video, file sharing, cloud computing and online gaming, has significantly increased the performance requirements of access points that power Wi-Fi networks. The Cisco Visual Networking Index forecasts that monthly worldwide IP traffic over Wi-Fi will grow from 40 exabytes in 2016 to 127 exabytes in 2021, a compound annual growth rate of 26%. Such requirements have led to the adoption of 802.11ac, the latest revision of the 802.11 standard, which offers up to a 10-fold improvement in network speeds over its predecessor. Given the limited wireless spectrum available for Wi-Fi networks and the rapidly increasing demand for Wi-Fi-enabled services, the IEEE standardization body is expected to continue to define more advanced capabilities for future revisions of the standard, such as 802.11ax. The 802.11 standard implementation is left to the chipset vendors, and the inherent complexity and many optional features of the standard result in trade-offs leading to wide-ranging levels of Wi-Fi chipset functionality, performance, power and cost.
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
Customers choose our Wi-Fi solutions to offer products with differentiated network speed, coverage area, reliability, and capacity. Our solutions portfolio is currently comprised of multiple generations of our radio frequency chip and our digital baseband chip, which together support the IEEE Wi-Fi standards, including 802.11n, 802.11ac and the draft 802.11ax standard. Radio frequency chips use a combination of analog, digital and high frequency circuits to transmit and receive signals in certain frequencies, such as 2.4 gigahertz, or GHz, and 5GHz for Wi-Fi. Digital baseband chips transmit and receive data to and from radio frequency chips. These chips are typically sold together as a chipset combined with software and system-level reference designs that constitute a highly integrated Wi-Fi solution. We maintain our product differentiation by designing and implementing a variety of innovative system architecture features, as well as advanced software and system-level algorithms.

According to ABI Research, the global market for Wi-Fi chipsets is expected to grow from $3.8 billion in 2016 to $5.2 billion in 2021. We have shipped over 100 million chips to our customers across four semiconductor process generations. Our chips consist of transistors using various advanced semiconductor fabrication technology nodes, which are measured in nanometers, or nm, to address different system requirements. We are currently in volume production in 90nm, 65nm, 40nm and 28nm. During the year ended December 31, 2017, our global original equipment manufacturer, or OEM, and original design manufacturer, or ODM, customers included Arris International plc, or Arris, Gemtek Electronics Co. Ltd., or Gemtek, Prohubs International Corp., or Prohubs, Sagemcom Broadband SAS, or Sagemcom, and Technicolor SA, or Technicolor. During the same period, these OEM and ODM customers supported a number of major service providers in the United States as well as internationally. For the year ended December 31, 2017, our revenue was $176.4 million and our net income was $34.4 million, and we had an accumulated deficit of $127.2 million as of December 31, 2017.
Industry Background
Global growth in IP data traffic and the proliferation of Wi-Fi connected devices are driving demand for increased and higher performance Wi-Fi connectivity. In addition, the types of IP traffic carried over Wi-Fi are also expanding. When Wi-Fi was first introduced into homes and enterprises, the predominant applications were email and Internet access. Today, the number of applications supported over Wi-Fi has grown to also encompass voice over IP, high-definition audio, Ultra High Definition television, or UHD, TV, cloud computing, gaming and over-the-top video, which refers to the delivery of video over the subscriber’s broadband connection without the involvement of traditional TV service providers. We believe that Wi-Fi will become the most prevalent method to carry these applications.
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

•
Retail OEMs. Retail OEMs, including Asus, Belkin International, Inc. and NETGEAR, Inc. are focusing on higher performance Wi-Fi as consumers are increasingly motivated to invest in higher-performance Wi-Fi for their homes. Consumers desire high-performance Wi-Fi throughout the home to connect many devices including laptops, smartphones, tablets, TVs, gaming consoles, wireless speakers, thermostats, smoke detectors, home security and other Internet of Things, or IoT applications. As a result, retail OEMs strive to offer routers with the latest Wi-Fi technology and performance to provide customers’ homes with the fastest and most reliable speeds. Accordingly, we believe high-performance Wi-Fi routers will constitute an increasing portion of retail OEM router sales.

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

Industry Challenges
Designing Wi-Fi solutions to provide the highest levels of performance is imperative to address increased traffic demands, yet remains very challenging due to the following factors.
Increasing Wi-Fi Speeds. 802.11ac-based devices are up to 10 times faster than prior generation devices, sending data at gigabits per second through the wireless channel, an unpredictable medium filled with physical obstacles, such as walls, doors, and furniture, as well as radio interference, such as Bluetooth, Zigbee, microwave ovens, car alarms, cordless phones and baby monitors. As a result, more advanced digital signal processing techniques, such as MIMO, MU-MIMO, and explicit transmit beamforming, are required to keep up with the increasing performance requirements. A device incorporating MIMO technology transmits signals using more than one antenna and receives signals using more than one antenna, which allows the device to have increased speed and range. MU-MIMO refers to an algorithm that allows multiple client devices to be served by a Wi-Fi access point simultaneously. Explicit transmit beamforming is a technique that enables gateways and access points to direct their signals toward a client rather than covering a larger area, which increases transmission efficiency and ultimately improves Wi-Fi speed, range and reliability. Together, these techniques increase the performance level of 802.11ac solutions with improved range and more reliable connections, while serving an increased number of simultaneous users.
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
Rapid Evolution of Industry Standards. The IEEE standardization body continually strives to improve Wi-Fi functionality and performance. For example, from 1997 to 2013, Wi-Fi maximum speeds increased from 1Mbps under the 802.11 standard to 6.8 gigabit per second, or Gbps, with the 802.11ac revision, and 9.7 Gbps for the draft 802.11ax revision. All competitors in the Wi-Fi solutions market design their products according to the same IEEE Wi-Fi standards, which have become more complex as each subsequent standard includes an increasing number of specifications for both basic and optional features. While all Wi-Fi products need to incorporate all of the basic specifications under the standards, competitors in the high-performance Wi-Fi solutions market distinguish themselves by the speed with which they introduce new products and the degree to which their products are able to support advanced specifications and optional features such as explicit transmit beamforming, high-order MIMO, and MU-MIMO. Some competitors decide to only implement the mandatory specifications and leave more complex optional features out of their products.

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
Our Solution and Competitive Strengths
Our four generations of Wi-Fi solutions have been designed to achieve and maintain market leadership. Historically, in each case where we have introduced a new high-performance Wi-Fi solution compliant with the 802.11 IEEE standard, we have done so well before our competitors have introduced a comparable product with the same features. This first-mover advantage has enabled us to market and monetize our solutions and capture key new customers and design wins while our competitors were still in the product development phase. This advantage has been particularly evident in the service provider market for home networking applications. Due to long design and deployment cycles, service providers may only undertake major product updates every few years. As a result, the ability to secure a service provider design win for a solution with advanced features can create a market advantage that lasts for months to years, depending on various factors, including how quickly a competitor releases a comparable product, how the performance of the competing product compares to ours, and how the timing of such release relates to the service provider’s design and deployment cycle. We believe our success in pioneering previous Wi-Fi solutions has also given us a head start in the development of next generation Wi-Fi solutions.
We strive to deliver the industry’s highest speed, broadest coverage, highest capacity, and most reliable performance through advanced software and system-level algorithms, Wi-Fi protocol processing using embedded CPUs, and the introduction of a cloud-based Wi-Fi network analytics and monitoring solution. Our solutions allow us to address the industry challenges posed by increasing Wi-Fi speeds, limited spectrum, increasing traffic, legacy Wi-Fi processing architectures and network interference management. We deliver proprietary feature set extensions beyond standard requirements, offering significant performance advantages to the user. Our innovative solutions have historically addressed the service provider market for home networking applications such as home gateways, repeaters, and STBs, and we are increasingly addressing additional end markets, with solutions for home networking and small and medium business applications (e.g., routers and repeaters), enterprise networking (e.g., access points), and consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers.
Performance Benefits We Provide Our Customer Partners and their End Users
We believe our Wi-Fi solutions enable the highest overall level of Wi-Fi performance in the market relative to network speed, range, capacity and reliability. A high-performing solution results in a positive user experience and high level of satisfaction from customers, service providers and their subscribers. The performance benefits that we provide to our customer partners and their end users are set forth below.

•
Integrated 2.4GHz and 5GHz Solutions. Our most recent solutions include both 2.4 GHz and 5 GHz capabilities. As a result, our customer partners only need to design in a single chipset, instead of one for each frequency band. This integrated solution not only enables a more streamlined design process, but also maximizes interoperability and performance.

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

•
Premium Product Positioning. Because of our customers’ product benefits, we believe our high-performance Wi-Fi solutions allows them to command a premium with subscribers, or in the case of retail oriented products, the end consumer. This allows greater profitability and customer satisfaction for our customer partners.

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

•
Automated Network Management. We have a cloud-based Wi-Fi analytics and monitoring platform which allows us to remotely collect data from our products in the field. The dataset helps us to efficiently support our customers, improve future performance of our products and improve our customers’ ability to ramp deployments, ultimately accelerating our time to market.

Our competitive strengths include:

•
Market Leadership through Support of the Most Advanced Specifications. We design Wi-Fi solutions that support the most advanced IEEE Wi-Fi optional specifications, which allow us to be a leader in terms of both performance and innovation. For example, we shipped the world’s first 4x4 MIMO solution when our competitors were providing products with support for only 2x2 or 3x3 MIMO. Today, we are the first and only company shipping the full 8x8 MIMO specification of 802.11ac with our QSR10G Wi-Fi solution, which we believe allows us to offer the highest speed as well as the farthest range. While some of our competitors offer a wider variety of products, many of those products incorporate only basic features for low-performance applications outside our target market segments. In contrast, we focus on segments of the market where advanced features are critical for the targeted application to provide higher performance, such as whole home coverage or video delivery over Wi-Fi.

•
Proprietary Technology Architectures. We design proprietary technology architectures that we deliver through our high-performing chipsets. The 802.11 standard does not dictate implementation and a significant portion of the design is vendor discretionary. We were the first to commercially introduce several new technology architectures, including the first 4-stream 802.11n 4x4 chipset in 2010, the first 4x4 802.11ac chipset in 2013 and the first 802.11ac 8x8 chipset in 2015. We were the first Wi-Fi solution provider to have integrated 12 chains on a single baseband chip die and eight transmit and eight receive chains on a single radio frequency chip, or RFIC, die as part of a 10Gbps Wi-Fi access point solution. Transmit and receive chains refer to circuitry in the RFIC responsible for transmitting and receiving data, respectively. We believe our proprietary architectures are a key part of what enables us to successfully compete against our larger, more established competitors.

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

•
Pure Focus on High-Performance Wi-Fi Solutions and Deep Wireless Engineering Expertise. Our research and development, engineering, manufacturing, sales, and marketing activities are focused mainly on high-performance Wi-Fi solutions, which we believe gives us an advantage over many of our competitors who do not focus exclusively on Wi-Fi. We have assembled a world-class wireless engineering team comprised of 300 engineers worldwide with demonstrated capabilities in silicon and systems engineering, software engineering and customer engineering, including more than 170 engineers with advanced degrees in relevant fields.

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

Our Strategy
The key components of our strategy include the following:

•
Continue to Deliver Wi-Fi Innovation. The Wi-Fi industry is constantly evolving as new technologies emerge and standards are updated. We intend to continue our investment in research and development to drive further innovation, including new Wi-Fi standards, and performance differentiation, so as to maintain a market leadership position in the Wi-Fi marketplace.

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

•
Address Other Wi-Fi Market Segments. We have addressed only a small portion of the retail Wi-Fi and the small and medium business market opportunities, and we have not yet entered the broader enterprise and consumer electronics markets. We intend to leverage our existing technologies and solutions, as well as broaden our Wi-Fi solutions portfolio, to continue to expand our presence in the retail Wi-Fi market and address the small and medium business, enterprise, consumer electronics and other markets.

•
Broaden Solutions Beyond Wi-Fi. We believe our existing technologies and wireless engineering expertise, as well as our deep industry relationships, provide us an opportunity to expand beyond the Wi-Fi market through a combination of organic investments and acquisitions.

Our Products and Technology
Our differentiated Wi-Fi system architecture typically consists of a RFIC and a digital baseband system-on-chip, or baseband SoC. The RFIC transmits and receives at a particular frequency, and the baseband SoC implements system-level algorithms to process physical layer (layer one) functions and additional logic that executes software to process 802.11 protocols from the signals received to and from the RFIC. The RFIC and baseband SoC are placed on a printed circuit board called a “reference design”, where they interact with the rest of the hardware and software system of the end product. In more recent implementations our architecture includes two RFICs to address dual-band capability, while still operating with one baseband SoC.
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

•
Clients. We provide Wi-Fi solutions for non-mobile client applications such as video clients (including STBs). We believe the performance advantages of our solutions will better support the latest generation of UHD STBs, which have higher Wi-Fi speed requirements. In addition, increased speed, range, capacity and reliability can be achieved when our client solutions are used in conjunction with our access point and gateway solutions.

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

Addressing Spectrum Scarcity

•
SuperDFS Dynamic Smart Channel Selection. SuperDFS is a set of system-level algorithms that combine RFIC, baseband, and software functions to select a particular DFS channel that has the least interference and best system capacity. Our detection mechanisms have been optimized to pass strict FCC product certification guidelines without being overly reactive in DFS frequencies.
Handling Quality-of-Service with different Traffic Types

•
IQStream Advanced Traffic Management. IQstream is a proprietary system-level algorithm that classifies and prioritizes all types of Wi-Fi traffic in order for the most critical traffic to be delivered with the least interruption. For example, IQStream allows the prioritization of real-time HD video or voice call transmissions over lower priority data such as email and Internet webpage access.

Easier Integration into Existing Designs

•
Host Offload. We have implemented host offload technology, which allows the majority of Wi-Fi functions to be executed within our baseband chips. This not only frees up the resources of the host CPU, but also requires less software integration and optimization between our Wi-Fi chips and the host CPU during system design. This significantly decreases our customers’ product development time.

Network Management

•
Cloud-based Wi-Fi Monitoring and Analytics Platform. Our proprietary cloud-based platform comprises a debugging agent embedded within a product, such as an access point, which sends Wi-Fi data to an analytics and monitoring engine in the cloud. This system permits remote, real-time issue identification and resolution. This allows us to deliver enhanced customer support and Wi-Fi performance.

•
Smart Wi-Fi Management. Our smart Wi-Fi managed home solution provides a comprehensive solution for total home connectivity. This solution is comprised of a software framework, SONiQ, for the management of multiple access points or repeaters, and a range of repeater hardware reference designs. Together, these two elements manage and optimize home Wi-Fi networks and help provide maximum speed and quality of experience for our customers.

We are currently shipping our second generation 4x4 802.11n and third generation 4x4 802.11ac Wi-Fi solutions in volume, as well as production samples of our fourth generation 10Gbps Wi-Fi solution. In October 2016, we announced our QSR 10G-AX product, which follows the draft 802.11ax standard.
Our Customers
Our customer relationships are primarily driven by the end user demands for our high-performance Wi-Fi solutions. This influences our customer partners, regardless of end market focus. Our primary customer partners currently consist of service providers, where we direct a majority of our strategic design efforts. Service providers seek to offer competitive products to their end user subscribers. As a result, we sell our Wi-Fi solutions directly to global OEMs and ODMs that serve these service providers and other end markets we target. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. OEMs incorporate our Wi-Fi solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We are seeking to increasingly address additional end markets with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications (e.g., access points), and (iii) consumer electronics OEMs for consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table represents OEM, ODM and third-party distributor customers comprising 10% or more of our revenue:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(Percentage of revenue)
Customer:
Technicolor SA	16%	11%	15%
Arris International plc**	*	19%	14%
Sagemcom Broadband SAS	*	11%	*
Prohubs International Corp.	*	*	11%
Gemtek Electronics Co. Ltd.	*	*	10%
________________________

*	Customer percentage of revenue was less than 10%.

**	Arris International plc acquired Pace plc in January 2016.
Substantially all of our revenue as of December 31, 2017 has been derived from sales to customers serving the service provider home networking market.
Almost all of our revenue was generated outside the United States in the years ended December 31, 2017, January 1, 2017, and, December 27, 2015, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately directed and sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding our operations by geographic area.
We currently derive substantially all of our revenue from the sale of our Wi-Fi solutions. During the years ended December 31, 2017, January 1, 2017, and December 27, 2015, revenue from sales of our Wi-Fi solutions constituted 100%, 99%, and 89% of our total revenue, respectively. In addition, during the years ended December 31, 2017, January 1, 2017, and December 27, 2015, we also derived revenue from a limited number of licensing and non-recurring arrangements, which together constituted 0%, 1%, and 11%, of our total revenue, respectively. These arrangements are no longer active. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
Sales and Marketing
We sell our solutions worldwide using a combination of a direct sales force and third-party distributors. We employ direct sales teams in the United States, Europe and Asia who support our OEM and ODM customers and service providers. We have located our sales and marketing teams near our existing OEM and ODM customers and larger service providers in the United States (serving North America), France, Netherlands, Spain, Japan, Singapore and Taiwan (serving greater Asia). Each salesperson has specific end market expertise. We also employ field application engineers, or FAEs, typically co-located with our direct sales teams, who provide technical pre-sales support to our sales team and assistance to existing and potential customers throughout their design-in and qualification cycles. Our FAE team is organized by end markets as well as core competencies in hardware, software, and wireless systems necessary to support our customers and their target service providers.
To supplement our direct sales team, we have contracts with several independent sales representatives and distributors in Taiwan, Korea, and China. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for our Wi-Fi solutions. In the case of representatives, our customers place orders with us directly rather than with the representatives who do not maintain any inventory. In the case of distributors, our customers place orders through distributors who purchase inventory from us.
Our sales have historically been made on the basis of purchase orders rather than customer specific, long-term agreements. All of our material terms and conditions are consistent with general industry practice, but vary from customer to customer. We typically receive purchase orders 16 to 18 weeks ahead of the customer’s desired delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a reliable indicator of our future revenue.
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
Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in digital, mixed signal, and RFIC design, system level architecture, and software development. We have assembled our engineering team in the United States, Australia, China, Taiwan, and Russia comprising of 300 engineers worldwide including 172 engineers with advanced degrees in relevant fields.
Our research and development expense was $59.7 million, $46.6 million, and $35.6 million, for the years ended December 31, 2017, January 1, 2017, and December 27, 2015, respectively. We intend to continue to invest in research and development to support and enhance our existing Wi-Fi solutions and design and develop future product offerings.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2017, we had 57 issued patents in the United States and 5 foreign counterpart patents issued in Taiwan. The issued patents in the United States expire beginning in 2026 through 2035. Our issued patents and pending patent applications relate to MIMO systems, algorithms, circuits, system level optimization and wireless network management.
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
Competition
We compete with numerous domestic and international semiconductor companies, many of which have greater financial and other resources with which to pursue design, development, manufacturing, sales, marketing and distribution of their products. Our competitors include public companies with broader product lines, a larger base of customers and greater resources compared to us. We consider our primary competitors to be other companies that provide Wi-Fi products to the market, including Broadcom Corporation, or Broadcom, Celeno Communications, Intel Corporation, or Intel, Marvell Technology Group Ltd., or Marvell, MediaTek USA Inc., or MediaTek, Qualcomm Incorporated, or Qualcomm, and Realtek Semiconductor Corp. We may also face competition from other new and emerging companies, including emerging companies in China.
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
Employees
As of December 31, 2017, we employed a total of 380 people, comprised of 300 in research and development and in operations, and 80 in sales, marketing, and administration. We also engage temporary employees and consultants. We have never had a work stoppage, and we consider our employee relations to be good. None of our employees are represented by a labor organization or subject to a collective bargaining arrangement.
Facilities
Our corporate headquarters is located in San Jose, California and consists of approximately 84,000 square feet, which expires in 2024. We also lease properties in Australia, China, Russia, Singapore and Taiwan which accommodate our design centers and sales support team. Based on our business requirements, the location and size of these leased properties will change from time to time. We do not own any real property.
Corporate Information
We were incorporated in Delaware in November 2005 as mySource Communications, Inc., and we changed our name to Quantenna Communications, Inc. in January 2007. Our headquarters is located at 1704 Automation Parkway, San Jose, California, 95131, and our telephone number is (669) 209-5500. We completed our initial public offering in November 2016 and our common stock is listed on the NASDAQ Global Select Market under the symbol “QTNA.” Unless the context requires otherwise, the words “Quantenna,” “we,” “Company,” “us” and “our” refer to Quantenna Communications, Inc. and our wholly owned subsidiaries.
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
Item 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
If we fail to develop and introduce new or enhanced Wi-Fi solutions to meet the requirements of our target markets on a timely basis, our ability to retain and attract customers could be impaired and our competitive position could be harmed.
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft 802.11ax standard that may compete with our previously announced product. In addition, in August 2017, Broadcom announced new 4x4 Wi-Fi connectivity solutions based on the draft 802.11ax standard. We expect our competitors will also introduce new products based on new standards and other next generation technologies in the future. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
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
We derive a significant portion of our revenue from a small number of OEMs and ODMs, and we anticipate that we will continue to do so for the foreseeable future. In 2017, six customers accounted for approximately 50% of our revenue. In addition, substantially all of our revenue to date has been generated by sales of our solutions to OEMs and ODMs serving the service provider market for home networking. Based on sell-through information provided to us by our OEM and ODM customers, we estimate that the two largest service providers, which are both based in the United States, represented on a combined basis approximately 33% of our revenue in 2017. The demand from these OEM and ODM customers and, their service provider customers, is subject to fluctuations based on a variety of factors affecting the service provider industry and their related businesses. The loss of a key customer or service provider, or a reduction in sales to any key customer or service provider could negatively impact our revenue, cause us to have excess or obsolete inventory, and harm our business, results of operations and financial condition.
We have an accumulated deficit and have incurred net losses in the past, and we may incur net losses in the future.
We have incurred net losses in the past and may incur net losses in the future. For the years ended December 31, 2017, January 1, 2017, and December 27, 2015, we generated a net income of $34.4 million and incurred net losses of $1.9 million and $7.0 million, respectively. As of December 31, 2017, we had an accumulated deficit of $127.2 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco video business by Technicolor in 2015 and the acquisition of Pace plc, by ARRIS Group, Inc., in 2016; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016, the pending acquisition of NXP Semiconductors by Qualcomm announced in October 2016 and the pending acquisition of Cavium Inc. by Marvell announced in November 2017. In addition, also in November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm.
Consolidation among our customers, service providers, competitors and other industry related third parties, including during the period between the announcement and closing of acquisitions when the transaction may be undergoing regulatory scrutiny and otherwise seeking to satisfy required closing conditions, can create significant industry uncertainty, which could impact demand for our Wi-Fi solutions and could cause delays in the purchase of our Wi-Fi solutions or the loss of business. For example, in 2015 our two largest service providers consolidated, resulting in the cancellation of previously submitted purchase orders, which adversely impacted our revenue for several quarters. Consolidation among our customers, service providers, competitors and other industry related third parties could adversely affect the competitive landscape and industry dynamics, including causing increased pricing pressure, intensifying the focus of our competitors on certain markets or customers that could cause us to lose market share or customers, and enabling our competitors to leverage complementary products or technologies of the combined company. Accordingly, any industry consolidation could have an adverse effect on our business, results of operations and financial condition.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. While this matter was favorably settled by us for an immaterial amount, we cannot predict the results of other future litigation with other third parties. See Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of December 31, 2017, we had 57 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 219 employees as of December 27, 2015 to 380 employees as of December 31, 2017, and expect our headcount to continue to grow as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
We currently depend on a single foundry, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), for the supply of our mask-sets and for the fabrication of our wafers. We also depend on a limited number of sources in connection with the design, development, testing and assembly of our solutions and components thereof. We currently do not have long-term supply contracts with any of our third-party contractors or suppliers, and we typically negotiate pricing separately for each purchase order. Therefore, our contractors and suppliers are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Sufficient capacity at our third-party foundry or the third-party contractors we rely on for assembly and testing may not be available when we need it or at reasonable prices. In addition, we rely on intellectual property rights and software development tools from third-parties such as Cadence Design Systems, Inc., Mentor Graphics Corporation, and Synopsys, Inc., to support the design, development, simulation and verification of new solutions or enhancement to existing solutions. If licenses to such technologies are not available on commercially reasonable terms and conditions, or such products become unavailable for any other reason, and we cannot otherwise integrate such technologies, our solutions or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop or acquire substitute technologies to deliver competitive products.
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
Our results of operations have fluctuated from period to period, and we expect such results to continue to fluctuate as a result of a number of factors, many of which are outside our control and may be difficult to predict, including:

•	the fluctuations in demand for high-performance Wi-Fi products in general;

•	the inherent complexity, length and associated unpredictability of the sales cycles for our Wi-Fi solutions;

•	changing market conditions and competitive dynamics of our markets, including new entrants and current and potential customer or service provider consolidation;

•	timing of introductions of new products by our customers and service providers and our ability to secure design wins related to such products;

•	changes to or inaccurate demand forecasts from our customers and service providers;

•	delays in deployment schedules or program cancellations by service providers, which can result in delays or cancellations of purchases by our customers;

•	the timing and amount of purchase orders, especially from significant customers;

•	reductions in or cancellations of purchase orders by our customers, including with little or no notice;

•	changes in the mix of our sales in the service provider market versus retail, enterprise or consumer electronics end markets and among different customers;

•	declines in average selling prices (“ASPs”) and the extent to which the impact of such declines is offset by increased sales volume or decreased manufacturing and other costs;

•	changes in manufacturing costs, including wafer fabrication, testing and assembly costs, manufacturing yields and product quality and reliability;

•	our ability to develop, introduce and ship new Wi-Fi solutions in a timely manner and anticipate future market demands that meet our customers’ requirements;

•	the timing and amount of tape-out costs;

•	timing of headcount adjustments;

•	the timing and amount of litigation expense or settlement of any litigation or other disputes;

•	volatility in our stock price, which may lead to material changes in stock compensation expense;

•	the impact and timing of taxes or changes in tax law; and

•	our ability to derive benefits from our investments in research, development, sales, marketing, and other activities.
In addition, changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the current administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws and corporate governance laws, that could have a positive or negative impact on our business.
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
Our Wi-Fi solutions need to be integrated with other components and products, such as broadband processors, video system on chips and network processors, to serve the service provider markets. We have developed relationships with various third-party partners who enable and enhance our ability to bring our Wi-Fi solutions to various markets. These partners can provide critical support to enable us to reach certain markets and better address customer needs, including through the development of joint reference designs, the establishment of relationships with key customers, the validation of our Wi-Fi solutions, and the creation of bundled solutions to contend with competitive offerings. For example, when our Wi-Fi solution is designed into a product that also incorporates Intel or Broadcom network processors or other components, we depend on the ability of these partners to deliver their products in a timely fashion in order to meet shipping schedules. These partners may also be our competitors, which can negatively impact their willingness to collaborate with us, to support the integration of our solutions with their products, and to pursue joint sales and marketing efforts. In addition, in some cases it may be necessary to share competitively sensitive information with our partners that could enable our partners to compete more effectively against us or create uncertainty regarding ownership of intellectual property rights. If we are unable to continue to successfully develop or maintain these relationships, we may not be able to compete effectively and our business and results of operations may be adversely affected.
Our historical growth rate may not be indicative of future financial results.
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to $176.4 million in the year ended December 31, 2017 from $129.1 million in the year ended January 1, 2017, representing a 37% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced or delayed demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities and other risk factors as described in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10K. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
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
We have international operations in China, Russia, Taiwan, Australia, Japan, Singapore and parts of Europe, and we derive substantially all of our revenue from shipments delivered outside the United States, particularly in Asia. International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:

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
We are subject to U.S. federal, state and local income, sales and other taxes in the United States and foreign income taxes, withholding taxes and value-added and other transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by challenges to our intercompany arrangements, valuation methodologies and transfer pricing, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into legislation, which contains many significant changes to the U.S. tax laws. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. We are still evaluating the impact of the recently enacted Tax Act, including whether and how state, local and foreign jurisdictions will react to such changes. The changes under the Tax Act could have an adverse impact on our tax liabilities. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition. We may also be audited in various jurisdictions, and such jurisdictions may challenge our intercompany structures or assess additional taxes, interest and penalties, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
We currently have a significant amount of net operating losses, or NOLs, which we expect will reduce our overall tax liability for the foreseeable future. However, if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. See Note 11, “Income Taxes,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. Our management team and other personnel devote a substantial amount of time to compliance. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demands on our administrative systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations, and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. In addition, we have limited internal resources and we may need to hire additional employees to comply with these requirements in the future, which will increase our costs and expenses. We may also not be able to hire additional, qualified resources on a timely basis.
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
During the course of the preparation of our 2015 consolidated financial statements, we identified a material weakness in our internal control over financial reporting as a result of a lack of sufficient qualified personnel within the finance and accounting function who possessed an appropriate level of expertise to effectively perform the following functions commensurate with our structure and financial reporting requirements: (i) identifying, selecting and applying generally accepted principles in the United States sufficiently to provide reasonable assurance that transactions are being appropriately recorded, and (ii) assessing risk and designing appropriate control activities over financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.
In response to the identified material weakness, although we do not believe it has been fully remediated yet, we have taken a number of steps towards remediating this material weakness and improving our internal control over financial reporting. During the second. third and fourth quarters of 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. One director of accounting resigned in January 2018 and we are actively working to hire a qualified replacement for this position. We believe these individuals, including the replacement hire, will possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. The additional resources added to the finance function (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of December 31, 2017, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
Pursuant to the Exchange Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. This assessment includes disclosure of a material weaknesses identified by our management in our internal control over financial reporting. We plan to continue to further document and test our internal controls in order to identify, evaluate and remediate any deficiencies in those internal controls and document the results of our evaluation, testing and remediation, provided, however, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, as we did in preparing our 2015, 2016 and 2017 consolidated financial statements, that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) contain customary covenants, which could restrict our ability to operate and finance our business and operations, such as nonpayment of amounts due under the revolving line of credit, violation of the restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of any of these covenants could result in default under the loan agreement. In addition, borrowings under this loan agreement are collateralized by certain of our assets, including our receivables and inventory, subject to customary exceptions and limits.

On December 31, 2017, the Company sought to effect the extinguishment of its term loans under the SVB Loan and Security Agreement, of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The payment for the extinguishment of the term loans was processed on January 2, 2018. See Note 7 to the Notes to Consolidated Financial Statements for further details.
The loan agreement also contains customary events of default. Defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and would permit SVB to exercise remedies against the collateral in which we granted SVB a security interest.
If we are unable to comply with the terms of this agreement, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, and our assets may become subject to SVB’s security interest. This could materially and adversely affect our working capital, financial condition and our ability to operate.
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
Technology stocks have historically experienced high levels of volatility. Prior to our initial public offering, there had been no public market for shares of our common stock. Since our initial public offering, the trading price of our common stock has fluctuated from an intra-day high of $25.45 to an intra-day low of $9.60 and may continue to fluctuate substantially. These fluctuations depend on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause an investor to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own a significant portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, and limit your ability to influence the outcome of key transactions, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our Amended and Restated Bylaws designate a State or Federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our Amended and Restated Bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or (4) any action asserting a claim against us that is governed by the internal affairs doctrine, shall be a State or Federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. The forum selection clause in our Amended and Restated Bylaws will limit stockholders’ choice in selecting a judicial forum for disputes with our company and may have the effect of discouraging lawsuits against us or our directors and officers.
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
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California and consisting of approximately 84,000 square feet, which expires in 2024. We also lease properties in Australia, China, Russia, Singapore and Taiwan which accommodate our design centers and sales support team. Based on our business requirements, the location and size of these leased properties will change from time to time. We do not own any real property.
Item 3. LEGAL PROCEEDINGS
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, and when the outcomes of the claims or proceedings are probable and reasonably estimable. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations, financial position, and cash flows. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2017, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, financial position, and cash flows.
In October 2016, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired U.S. patents. The matter was settled favorably by us in December 2017 for an immaterial amount.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the NASDAQ Global Select Market under the symbol “QTNA” since October 28, 2016. The following table sets forth the high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated:

	Common Stock Price
	High	Low
Fiscal 2017
First Quarter	$25.45	$17.75
Second Quarter	$22.50	$16.86
Third Quarter	$20.72	$15.71
Fourth Quarter	$17.45	$9.60

Fiscal 2016
Fourth Quarter (from October 28, 2016)	$20.68	$13.75
On February 27, 2018, the last reported sale price on the NASDAQ Global Select Market for our common stock was $13.86 per share.
Holders of Record
As of February 27, 2018, there were 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.
The following performance graph compares, for the period beginning on October 28, 2016, the first day of trading of our common stock on the NASDAQ Global Select Market, and ending on December 31, 2017, the last day of our most recent fiscal year, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index. The graph assumes that $100 was invested on October 28, 2016 in each of our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock.

Company/Index	October 28, 2016	January 1, 2017	December 31, 2017
Quantenna Communications, Inc	$100	$119	$79
NASDAQ Composite Index	100	104	133
Philadelphia Semiconductor Index	$100	$111	$153
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
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
The following consolidated statement of operations data for the years ended December 31, 2017, January 1, 2017 and December 27, 2015 and the balance sheet data as of December 31, 2017 and January 1, 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$176,359	$129,069	$83,773
Cost of revenue(1)	88,208	64,640	42,554
Gross profit	88,151	64,429	41,219
Operating expenses(1):
Research and development	59,747	46,604	35,575
Sales and marketing	14,040	8,091	6,644
General and administrative	15,299	10,559	5,212
Total operating expenses	89,086	65,254	47,431
Loss from operations	(935)	(825)	(6,212)
Interest expense	(713)	(665)	(697)
Other income (expense), net	1,118	(38)	(21)
Loss before income taxes	(530)	(1,528)	(6,930)
Benefit (provision) for income taxes	34,942	(367)	(115)
Net income (loss)	$34,412	$(1,895)	$(7,045)
Net income (loss) per share:
Basic	$1.00	$(0.30)	$(9.16)
Diluted	$0.89	$(0.30)	$(9.16)
Weighted-average number of shares used in per share calculations:
Basic	34,259	6,385	769
Diluted	38,484	6,385	769

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(In thousands)
Cost of revenue	$165	$33	$9
Research and development	5,616	911	302
Sales and marketing	1,763	248	445
General and administrative	3,139	1,898	446
Total stock-based compensation expense	$10,683	$3,090	$1,202

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$118,627	$117,045
Working Capital	132,057	127,981
Total assets	212,704	154,789
Total liabilities	32,101	26,041
Total stockholders’ equity	$180,603	$128,748

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
Our management’s discussion and analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us.

•	Results of Operations. Analysis of our financial results comparing fiscal 2017 to the corresponding year in fiscal 2016 and comparing fiscal 2016 to the corresponding year in fiscal 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations and off-balance sheet arrangements as of December 31, 2017.
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We apply our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to our customers. Wi-Fi is a ubiquitous standard for wireless network connectivity, defined by the Institute of Electrical and Electronics Engineers, or IEEE, 802.11 standardization body working group that is rapidly evolving to deliver continued performance improvements while maintaining backward compatibility.
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

The following table shows percentage of our revenue by category:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(Percentage of revenue)
Wi-Fi Solutions	99.6%	99.5%	89.4%
Licensing	—	0.4	6.8
Non-recurring Arrangements	0.4%	0.1%	3.8%
The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(Percentage of revenue)
Customer:
Technicolor SA	16%	11%	15%
Arris International plc**	*	19%	14%
Sagemcom Broadband SAS	*	11%	*
Prohubs International Corp.	*	*	11%
Gemtek Electronics Co. Ltd.	*	*	10%
________________________

*	Customer percentage of revenue was less than 10%.

**	Arris International plc acquired Pace plc in January 2016.
Substantially all of our revenue as of December 31, 2017 has been derived from sales to customer partners serving the service provider home networking market.
Almost all of our revenue was generated outside the United States for the years ended December 31, 2017, January 1, 2017, and, December 27, 2015, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars.
We use a fabless semiconductor business model and rely on third-party contractors to fabricate, assemble, and test our chipset designs. We purchase silicon wafers from Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), our foundry partner, which are then shipped to third-party contractors who assemble and test our chipsets. Our inventory is distributed from the third-party contractors and a contracted warehouse in Taiwan. We believe this outsourced manufacturing approach gives us access to the best available process technology, reduces our capital requirements, and allows us to focus our resources on the design, development, marketing, sales, and customer integration of our Wi-Fi solutions. We typically receive purchase orders 16 to 18 weeks ahead of our customers’ desired delivery date, and we build our inventory primarily on the basis of purchase orders from our customers.

Fiscal 2017 Highlights
Revenue increased $47.3 million, or 37% to $176.4 million in 2017 and net income increased by $36.3 million as compared to the same period in 2016. Gross profit increased $23.7 million, or 37%, in 2017 as compared to the same period in 2016. The increase in revenue was primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes on substantially flat ASPs. The increase in gross profit was primarily due to lower unit costs as well as a mix shift towards higher margin 802.11ac Wi-Fi solutions. The increase in net income was primarily due to the release of $35.3 million of previously established valuation allowances. As of December 31, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes except for California. Accordingly, management released its valuation allowance against its federal and state net deferred tax assets as of December 31, 2017.
We generated cash from operations of $6.6 million for the year ended December 31, 2017 and had cash and cash equivalents and marketable securities of $118.6 million as of December 31, 2017, up 1.4% compared to January 1, 2017.
As of December 31, 2017, we had 380 employees (of which 79% were engaged in research and development activities), up from 325 employees (of which 80% were engaged in research and development activities) as of January 1, 2017. We expect our headcount to continue to grow as we scale our business.
In 2017, we announced the QSR5G-AX solution which supports eight total streams of draft 802.11ax, four streams in the 5GHz band and four streams in the 2.4GHz band; announced a smart Wi-Fi self-optimized managed network solution comprised of SONiQ, an open software framework that unites various network devices regardless of Wi-Fi chipset, coupled with a hardware reference design for third-party compatibility to operate seamlessly; announced the industry's first carrier-grade full-duplex Wi-Fi range extender mesh network solution with Greenwave Systems, Inc.; announced a high-end Gigabit Passive Optical Networks gateway product with ZTE Corporation featuring Quantenna’s award-winning 4x4 802.11ac Wave 2 QSR1000 chipset; shipped our 100 millionth chip, a major milestone that culminates over a decade of intense development effort led by our world-class engineering, sales and operations teams; announced a partnership with AirTies Wireless Networks to offer Internet Service Providers a complete turnkey managed Wi-Fi mesh solution with new classes of differentiated, premium Wi-Fi services; announced the Spartan AP Booster which offers service providers a cost-effective Wi-Fi performance upgrade for their existing subscriber legacy home gateways without replacing or upgrading the entire gateway; entered the over-the-top (“OTT”) set-top box (“STB”) market with the Zero Memory family of client products for STB and OTT applications; announced that Technicolor has adopted our QV860 chipset in its OWA0130 dual-band multi-function extender, augmenting the coverage of Wi-Fi gateways with a mesh network offering seamless connectivity; demonstrated with Cortina Access a dual 4x4 draft 802.11ax 10G fiber/passive optical networks gateway reference platform at the 2017 International Broadcasting Convention in Amsterdam; and announced a partnership with SoftAtHome to offer its Smart Wi-Fi software availability on our QV860 chipset; nationwide deployment commenced with a large US cable MSO that is using our Wave 3 technology in their flagship next generation gateway; and announced the QSR10R-AX, combining three 4x4 draft 802.11ax radios and integrated CPU cores for mesh repeating functionality.
We plan to continue to introduce leading edge premium Wi-Fi solutions and related technologies that increase our addressable market and expand our selling opportunities into the strategic customers which we serve.
Factors Affecting Our Performance
Design Wins with Existing and Prospective Service Providers
Existing and prospective service providers that we serve through our OEM and ODM customer partners tend to be global enterprises that are continuously working with their partners to deploy new products. We believe our Wi-Fi solutions enable service providers to differentiate their products and services and drive the next upgrade cycles in their end market to ultimately gain market share. We work closely with service providers to assist in the development of their product specifications and designs. We compete to secure service provider design wins through an extended sales cycle, which can often last six to 18 months. After a design win is achieved, we continue to work closely with the service providers to assist them and their OEMs and ODMs throughout their product development and early deployment, which can often last six to 18 months. We believe our design win performance is dependent on the investments we make in research and development and sales and marketing to bring innovative Wi-Fi solutions to our existing and new markets and develop close relationships with our customer partners and service providers.

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
Product Life Cycle of our Customer Partners and Service Providers; Expanding into Other End Markets
In the service provider home networking market, once service providers select our Wi-Fi solutions for integration into their products, we work with our OEM and ODM customer partners to monitor all phases of the product life cycle, including the initial design phase, prototype production and volume production. Our service providers’ product life cycles typically range from three to five years or more, based on product features, size of subscriber base, and roll-out plans. In contrast, wireless products sold in the retail or consumer electronics end markets have shorter life cycles than those sold into the service provider home networking market. In the retail or consumer electronics markets, a wireless product typically has a product life cycle of one to two years.
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
Sales Volume and Customer Concentration
A typical design win can generate a wide range of sales volumes for our Wi-Fi solutions, depending on the end market demand for our customers’ products. Such demand depends on several factors, including end market size, size of the service providers, product price and features, and the ability of our customer partners to sell their products into their end markets. As such, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win, if at all. As a result, an increase or decrease in the number of design wins we achieve on a quarterly or annual basis does not necessarily correlate to a likely increase or decrease in revenue in the same or immediately succeeding quarter or year. Nonetheless, design wins are critical to our continued sales, and we believe that the collective impact of design wins correlates to our overall revenue growth over time.
Our customer partners often share their product development schedules with us, including the projected launch dates of their wireless product offerings. Once our customer partners are in production, they generally will provide nine to 12-month forecasts of expected demand. However, they may change their purchase orders and demand forecasts at any time with limited or no prior notice.
We derive a significant portion of our revenue from a small number of OEMs and ODMs, and substantially all of our revenue to date has been generated by sales of our solutions to OEMs and ODMs serving the service provider market for home networking. While we strive to expand and diversify our customer base and we expect our customer concentration to decline over time, we anticipate that sales to a limited number of customer partners will continue to account for a significant percentage of our revenue in the foreseeable future. In light of this customer partner concentration, our revenue is likely to continue to be materially impacted by the purchasing decisions of our largest customer partners.
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
Our revenue is generated primarily from sales of our Wi-Fi solutions to our customer partners, net of accruals for estimated sales rebates. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. Our Wi-Fi solutions are integrated into OEM products, such as gateways, set-top boxes, repeaters or routers, which are then sold primarily to service providers. Our sales have historically been made on the basis of purchase orders against our standard terms and conditions, rather than long-term agreements and revenue is recognized on a sell-in basis. We account for rebates to end-user customer partners based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates are charged to the customer rebate accrual when received and approved. Accrued customer rebates are released to revenue only at such time the rebate liability has been extinguished or is considered remote.
Sales of our Wi-Fi solutions fluctuate primarily based on competition, sales volume, customer inventory and price. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, such as customer product development and deployment cycles and the purchasing patterns of our customer partners and third-party distributors.
During the years ended December 31, 2017, January 1, 2017, and December 27, 2015, we derived revenue from a limited number of licensing and non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
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
We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including ASPs, sales volume, and wafer, assembly and testing costs. We believe the primary driver of our gross margin is the ASPs negotiated between us and our customer partners, relative to the wafer, assembly and testing costs for our Wi-Fi solutions. As each of our Wi-Fi solutions matures and sales volumes increase, we expect ASPs to decline. Historically, such ASP declines have often coincided with lower wafer, assembly and testing costs, which have offset some or all of the gross margin reduction resulting from lower ASPs. In the future, we expect our gross margin to fluctuate as a result of changes in ASPs, introductions of new Wi-Fi solutions, changes in our product and customer mix, and changes in wafer, assembly and testing costs.
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
Research and Development. Our R&D expenses consisted primarily of personnel costs to support our R&D activities, including silicon design, software development and testing, and customers partner’s product development support and qualification. R&D expenses also included tape-out costs, which include layout services, mask sets, prototype wafers, mask set revisions, intellectual property license fees, and system qualification and testing incurred before releasing new semiconductor designs into production. In addition, R&D expenses included design software and simulation tools licenses, depreciation expense, and allocated administrative costs. All R&D costs are expensed as incurred.
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
Interest Expense
Interest expense consisted primarily of interest related to outstanding debt and amortization of debt discount.
Other Income (Expense), Net
Other income (expense), net consisted primarily of interest income from our cash equivalents portfolio and marketable securities, the effect of exchange rates on our foreign currency-denominated asset and liability balances and prior to our IPO, changes in the fair value of our convertible preferred stock warrants.
Benefit (Provision) for Income Taxes
The 2017 benefit for income taxes consisted primarily of the release of the company's valuation allowance the change in the federal tax rate valuing the deferred tax assets due to the Tax Act enacted in 2017, stock compensation, and the difference between the statutory rate and the foreign effective tax rate. As of December 31, 2017, based on the available objective evidence, including taxable income for the cumulative three years ended December 31, 2017, management believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes, excluding California. As such, we have released our federal and state valuation allowance on our deferred tax assets, including net operating loss carry-forward and R&D credits. With respect to California, we have incurred taxable losses for the cumulative three years ended December 31, 2017, the California apportionment percentage is low and thus management believes it is not more likely than not that the net deferred tax assets will be realized for California purposes and thus maintained our valuation allowance against our California net deferred tax assets. See Note 11, “Income Taxes,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details.

Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Years Ended
	December 31, 2017		January 1, 2017		December 27, 2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(In thousands except per share data)
Revenue	$176,359	100%	$129,069	100%	$83,773	100%
Cost of revenue (1)	88,208	50	64,640	50	42,554	51
Gross profit	88,151	50	64,429	50	41,219	49
Operating expenses: (1)
Research and development	59,747	34	46,604	36	35,575	42
Sales and marketing	14,040	8	8,091	6	6,644	8
General and administrative	15,299	9	10,559	8	5,212	6
Total operating expenses	89,086	51	65,254	50	47,431	56
Loss from operations	(935)	(1)	(825)	—	(6,212)	(7)
Interest expense	(713)	—	(665)	(1)	(697)	(1)
Other income (expense), net	1,118	1	(38)	—	(21)	—
Loss before income taxes	(530)	—	(1,528)	(1)	(6,930)	(8)
Benefit (provision) for income taxes	34,942	20	(367)	—	(115)	—
Net income (loss)	$34,412	20%	$(1,895)	(1)%	$(7,045)	(8)%
Net income (loss) per share:
Basic	$1.00		$(0.30)		$(9.16)
Diluted	$0.89		$(0.30)		$(9.16)
Weighted-average number of shares used in per share calculations:
Basic	34,259		6,385		769
Diluted	38,484		6,385		769
________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Cost of revenue	$165	$33	$9
Research and development	5,616	911	302
Sales and marketing	1,763	248	445
General and administrative	3,139	1,898	446
Total stock-based compensation expense	$10,683	$3,090	$1,202

Comparison of the Years Ended December 31, 2017 and January 1, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended
	December 31, 2017	January 1, 2017	Change		% Change
	(Dollars in thousands)
Revenue	$176,359	$129,069	$47,290		37%
Cost of revenue	88,208	64,640	23,568		36
Gross profit	$88,151	$64,429	$23,722		37%
Gross margin	50.0%	49.9%	10	bps
Revenue. Revenue increased $47.3 million, or 37%, to $176.4 million in 2017 compared to 2016, primarily due to an increase in sales of our 11ac Wave 2 products driven by higher unit volumes on substantially flat average selling prices (“ASPs”) and initial demand for our new 11ac Wave 3 (10G) products. The above increase was partially offset by declining sales of our legacy 11n products and a $0.5 million decrease in revenue from licensing arrangements that ended in January 2016. We expect that revenue will increase in absolute dollars in the first quarter of 2018 compared to the fourth quarter of 2017 due to higher unit shipments of our Wi-Fi solutions.
Revenue for fiscal 2017 included approximately $2.0 million relating to the reversal of accrued customer rebates for which we obtained evidence in the fourth quarter of fiscal 2017 that the customer rebate liability had been extinguished or was now considered remote. Prior to this date no such evidence was available. Upon the adoption of Accounting Standards Codification Topic No. 606, Revenue from Contracts with Customers on January 1, 2018, customer rebate arrangements will be accounted for as variable consideration and we are required to estimate the level of variable consideration. Refer to Note 2 to the Notes to Consolidated Financial Statements, Recent Accounting Pronouncements, for further details on the impact of adoption of ASC 606.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $23.6 million, or 37%, to $88.2 million in 2017 compared to 2016, as a result of higher unit volumes partially offset by lower unit costs for our Wi-Fi solutions. Gross profit increased $23.8 million, or 37%, to $88.2 million in 2017 compared to 2016, due to the higher unit volumes and lower unit costs. Gross margin increased by 10 basis points, to 50% in 2017 compared to 2016. We expect gross margin to increase in the first quarter of 2018 compared to the fourth quarter of 2017 due to favorable product mix.
Operating Expenses

	Year Ended
	December 31, 2017		January 1, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$59,747	34%	$46,604	36%	$13,143	28%
Sales and marketing	14,040	8	8,091	6	5,949	74
General and administrative	15,299	9	10,559	8	4,740	45
Total operating expenses	$89,086	51%	$65,254	50%	$23,832	37%
Research and Development Expense.  R&D expenses increased $13.1 million, or 28% to $59.7 million in 2017 compared to 2016. The increase was due to a $12.4 million increase in personnel costs, including $4.8 million in stock based compensation expense, resulting from an 15% increase in headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities, $1.0 million due to increase from allocated administrative costs and $1.4 million from equipment related expenses to support and qualify new product platforms. This was partially offset by reduction in tape-out of $1.5 million and lower professional services of $0.2 million. We expect that R&D expenses will be higher in the first quarter of 2018 compared to the fourth quarter of 2017.
Sales and Marketing Expense. S&M expenses increased $5.9 million, or 74%, to $14.0 million in 2017 compared to 2016, due primarily to an increase of $4.8 million in personnel related costs, including $1.5 million in stock based compensation, to support our expanding business, $0.4 million in higher consulting expenses, $0.3 million from allocated G&A expenses and $0.2 million in travel related expenses. We expect that S&M expenses will be lower in the first quarter of 2018 compared to the fourth quarter of 2017.
General and Administrative Expense.  G&A expenses increased $4.7 million, or 45%, to $15.3 million in 2017 compared to 2016, primarily due to an increase of $1.9 million in personnel costs, including $1.2 million of stock based compensation expense, as we increased our administrative headcount by 33% to support the growth of our business, $1.8 million in public company legal and consulting expenses , $1.1 million in facility costs, $1.0 million in general administrative costs, $0.5 million in office equipment and supplies and $0.2 million in travel related expenses partially offset by $1.9 million allocated administrative costs. We expect that G&A expenses will be flat in the first quarter of 2018 compared to the fourth quarter of 2017.
Comparison of the Years Ended January 1, 2017 and December 27, 2015
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended
	January 1, 2017	December 27, 2015	Change	% Change

Revenue	$129,069	$83,773	$45,296	54%
Cost of revenue	64,640	42,554	22,086	52%
Gross profit	$64,429	$41,219	$23,210	56%
Gross margin	49.9%	49.2%	0.7%
Revenue. Revenue increased $45.3 million, or 54%, to $129.1 million in 2016 compared to 2015. This increase was primarily due to a $53.5 million increase in sales of our Wi-Fi solutions driven by higher sales volumes on substantially flat ASPs period to period, partially offset by an $8.2 million decrease in revenue from licensing and non-recurring arrangements that ended in January 2016. In 2016 and 2015, licensing revenue was $0.5 million and $5.7 million, respectively.
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

Operating Expenses

	Years Ended
	January 1, 2017		December 27, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(Dollars in thousands)
Operating expenses:
Research and development	$46,604	36%	$35,575	42%	$11,029	31%
Sales and marketing	8,091	6	6,644	8	1,447	22
General and administrative	10,559	8	5,212	6	5,347	103
Total operating expenses	$65,254	50%	$47,431	56%	$17,823	38%
Research and Development Expenses.  R&D expenses increased $11.0 million, or 31%, to $46.6 million for the year ended January 1, 2017 compared to the year ended December 27, 2015, primarily due to a $6.0 million increase in personnel costs, including $0.6 million in stock-based compensation expense, resulting from additional headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities. R&D expenses also increased due to tape-out, lay-out and prototype related expenses of $2.4 million, equipment related expenses of $0.9 million to support and qualify new product platforms and $1.2 million from allocated administrative costs.
Sales and Marketing Expenses.  S&M expenses increased $1.4 million, or 22%, to $8.1 million for the year ended January 1, 2017 compared to the year ended December 27, 2015 due to an increase of $1.2 million in personnel costs to support our expanding business and $0.2 million from allocated administrative costs.
General and Administrative Expenses.  G&A expenses increased $5.3 million, or 103%, to $10.6 million for the year ended January 1, 2017 compared to the year ended December 27, 2015, primarily due to $2.4 million in legal and consulting costs as we prepared to become a public company, $1.4 million in stock-based compensation expense due to a $1.1 million expense from accelerated vesting of stock options and shares of common stock issued upon early exercise of a warrant, and $1.2 million in personnel costs as we increased our administrative headcount to support the growth of our business.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of this information. These quarterly operating results are not necessarily indicative of the results that may be expected for a full year or any other period. This information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Basic and diluted net income (loss) per share for each of the quarters in 2017 and 2016 and for the full years ended December 31, 2017 and January 1, 2017 have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted-average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive.

	Three Months Ended
	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	September 25, 2016	June 26, 2016	March 27, 2016
	(in thousands, except per share data)
	(unaudited)
Revenue	$41,275	$50,108	$47,085	$37,891	$37,492	$34,105	$33,035	$24,437
Cost of revenue (1)	19,996	25,591	23,314	19,307	18,188	17,247	16,671	12,534
Gross profit	21,279	24,517	23,771	18,584	19,304	16,858	16,364	11,903

Operating expenses (1):
Research and development	16,048	15,011	16,055	12,633	13,691	11,162	11,524	10,227
Sales and marketing	4,487	3,363	3,276	2,914	2,520	2,172	1,769	1,630
General and administrative	4,069	3,735	4,106	3,389	2,756	3,248	2,993	1,562
Total operating expenses	24,604	22,109	23,437	18,936	18,967	16,582	16,286	13,419
Income (loss) from operations	(3,325)	2,408	334	(352)	337	276	78	(1,516)
Interest expense	(272)	(103)	(141)	(197)	(252)	(189)	(111)	(114)
Other income (expense), net	509	223	186	200	261	(52)	(180)	(68)
Income (loss) before income taxes	(3,088)	2,528	379	(349)	346	35	(213)	(1,698)
Benefit (provision) for income taxes	35,413	274	(210)	(535)	(314)	(14)	(21)	(17)
Net income (loss)	$32,325	$2,802	$169	$(884)	$32	$21	$(234)	$(1,715)

Net income (loss) per share - basic	$0.92	$0.08	$0.00	$(0.03)	$0.00	$0.02	$(0.22)	$(1.63)
Net income (loss) per share - diluted	$0.84	$0.07	$0.00	$(0.03)	$0.00	$0.00	$(0.22)	$(1.63)
Shares used in computing net income (loss) per share - basic	35,316	34,734	33,881	33,107	21,246	1,157	1,075	1,051
Shares used in computing net income (loss) per share - diluted	38,281	38,525	38,475	33,107	35,387	29,974	1,075	1,051

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (unaudited):

	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	September 25, 2016	June 26, 2016	March 27, 2016
	(in thousands)
Cost of revenue	$42	$38	$42	$43	$18	$9	$3	$3
Research and development	1,630	1,367	1,414	1,205	457	231	122	101
Sales and marketing	584	416	410	353	128	60	30	30
General and administrative	980	948	708	503	263	734	731	170
Total stock-based compensation expense	$3,236	$2,769	$2,574	$2,104	$866	$1,034	$886	$304

	Three Months Ended
	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	September 25, 2016	June 26, 2016	March 27, 2016
	(As a percentage of revenue)
	(Unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	48	51	50	51	49	51	50	51
Gross profit	52	49	50	49	51	49	50	49

Operating expenses:
Research and development	39	30	34	33	37	33	35	42
Sales and marketing	11	7	7	8	7	6	5	7
General and administrative	10	7	9	9	7	10	9	6
Total operating expenses	60	44	50	50	51	49	49	55
Income (loss) from operations	(8)	5	0	(1)	1	1	0	(6)
Interest expense	0	0	0	(1)	(1)	(1)	0	(1)
Other income (expense), net	1	0	0	1	1	0	(1)	0
Income (loss) before income taxes	(7)	5	1	(1)	1	0	(1)	(7)
Benefit (provision) for income taxes	86	1	(1)	(1)	(1)	0	0	0
Net income (loss)	79%	6%	0%	(2)%	0%	0%	(1)%	(7)%
Quarterly Revenue Trends
We experienced consecutive quarterly revenue growth from the first quarter of fiscal 2016 through the third quarter of fiscal 2017 as a result of higher unit volume shipments reflecting higher customer adoption of our Wave 2 and 3 Wi-Fi solutions partially offset by declining sales of our legacy 11n products. During the fourth quarter of fiscal 2017, we recorded lower sequential revenue due to a delay in the deployment of a key service provider program coupled with softness at an additional service provider customer.
Revenue in the fourth quarter of fiscal 2017 included approximately $2.0 million related to the reversal of accrued customer rebates for which we obtained evidence that the customer rebate liability had been extinguished or was considered remote. Prior to this date, no such evidence was available.
Quarterly Gross Profit and Gross Margin Trends
We experienced an overall increase in gross profit primarily as a result of higher unit volumes and lower unit costs. Gross margins over the past eight quarters were in the 49% to 52% range reflecting product mix changes partially offset by cost of sales improvements due to scale and a mix shift towards higher margin 802.11ac Wi-Fi solutions. Gross profit in the fourth quarter of fiscal 2017 included approximately $2.0 million relating to the reversal of accrued customer rebates.
Quarterly Operating Expense Trends
Total operating expenses fluctuated within the eight quarters primarily as a result of the timing of tape-out costs, timing of sales and marketing programs, fluctuations in headcount and stock-based compensation expense and the increased costs associated with being a public company listed on the NASDAQ stock market upon our initial public offering (“IPO”) on November 2, 2016.
R&D expenses fluctuated from period to period primarily due to the timing and amount of tape-out costs and higher headcount to further develop and expand our solutions portfolio and to support increased customer product development activities.

The consecutive quarterly increase in S&M expenses was primarily due to increased personnel cost (including stock-based compensation expense) to support the growth of our business, as well as consulting and travel costs.
G&A expenses fluctuated from period to period primarily due to hiring (including stock based compensation expense) to support the growth of our business and timing of legal and professional services associated with being a public company.
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our IPO, private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of December 31, 2017 and January 1, 2017, we had cash and cash equivalents and marketable securities of $118.6 million and $117.0 million, respectively. As of December 31, 2017, we had an accumulated deficit of $127.2 million.
On November 2, 2016, we consummated our Initial Public Offering and sold 6,775,466 shares of common stock, including the sale of 75,466 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. We received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and other offering expenses. Immediately prior to the consummation of our IPO, all outstanding shares of convertible preferred stock and preferred stock warrants were converted into common stock and common stock warrants, respectively.
Credit Facilities
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB” or the “Lender”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit and (iii) Mezzanine Loan. The Mezzanine Loan facility remained unused by us and was canceled upon its expiration in May 2017. The term loans have interest at a floating rate per annum equal to prime plus 0.75% and the revolving line of credit has interest ranging from 4.25% to 5.00% depending on our consolidated leverage ratio.
On December 31, 2017, we sought to extinguish our term loans under the SVB Loan and Security Agreement of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The payment for the extinguishment of the term loans was processed on January 2, 2018. We reclassified the final $3.9 million payment on December 31, 2017 to “Long-term debt, current portion” in our Consolidated Balance Sheet as of this date.
The SVB Loan and Security Agreement was collateralized by certain of our assets, including pledges of certain of our equity interests in its subsidiaries, receivables and inventory, subject to customary exceptions and limits. It also contained customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. In addition, the credit facilities prohibited the payment of cash dividends on our capital stock and also place restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The SVB Loan and Security Agreement had certain prepayment premium upon repayment before the maturity date.
We have an undrawn balance on the revolving line of credit of $20.0 million.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,629	$2,316	$(12,077)
Investing activities	(103,636)	(2,783)	(1,702)
Financing activities	4,281	98,662	14,309
Cash flows from Operating Activities.
Net cash provided by operating activities in 2017 and 2016 was $6.6 million and $2.3 million, respectively.
Net cash provided by operating activities of $6.6 million in 2017 resulted from net income of $34.4 million, non-cash stock based compensation of $10.7 million, depreciation and amortization of $2.7 million and other non-cash items of $0.5 million offset by net cash used from changes in operating assets and liabilities of $6.4 million and the non-cash release of the federal tax valuation allowance of $35.3 million.
The $6.4 million net cash used from changes in operating assets and liabilities primarily consisted of a $12.3 million increase in accounts receivable due to increased sales and timing of collections, a $5.8 million increase in accounts payable due to timing of payments to our suppliers, a $0.5 million increase in deferred rent and other assets and an increase of $0.3 million of prepaid expenses and other current assets. The above use of cash was partially offset by an increase of $9.3 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $3.2 million increase in inventory due to timing of purchases of raw materials.
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
Cash flows from Investing Activities.
Net cash used in investing activities was $103.6 million, $2.8 million and $1.7 million for 2017, 2016 and 2015, respectively.
Net cash used in investing activities in 2017 related to $131.8 million of marketable securities purchases and $9.0 million of property and equipment purchases including $5.0 million in leasehold improvements to our new corporate headquarters, partially offset by maturities and sales of $37.1 million in marketable securities.

Net cash used in investing activities for 2016 and 2015 were primarily related to $2.7 million and $1.8 million, respectively, for purchases of property and equipment.
Cash flows from Financing Activities.
Net cash provided by financing activities was $4.3 million, $98.7 million and $14.3 million for 2017, 2016 and 2015, respectively.
Net cash flow provided by financing of $4.3 million in 2017 resulted from $7.0 million in proceeds from issuance of common stock, net of taxes withheld for vested stock awards, offset by repayments of outstanding long-term debt of $2.4 million and payment of $0.3 million related to intangible asset purchase.
Cash flow provided by financing activities for 2016 primarily reflected $97.5 million proceeds from the IPO, net of issuance costs, $3.8 million in long-term debt borrowing, net of debt issuance costs, $3.0 million from borrowing under our revolving line of credit, and $1.2 million proceeds from exercise of stock options, offset by repayments of outstanding long-term debt of $3.8 million and repayment of outstanding amounts under the revolving line of credit of $3.0 million. Cash flow from financing activities of $14.3 million in 2015 consisted of $14.2 million in net proceeds from the issuance of convertible preferred stock and $3.0 million of long-term debt borrowing, partially offset by repayments of outstanding long-term debt of $3.1 million.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of December 31, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	11,661	1,989	5,940	3,409	323
Commitments(1)	4,900	2,400	2,500	—	—
Software license commitments	4,092	1,488	2,604	—	—
	$20,653	$5,877	$11,044	$3,409	$323
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline As of December 31, 2017, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of December 31, 2017 and January 1, 2017, we have purchase obligations of $37.2 million and $10.5 million, respectively, that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of December 31, 2017 and January 1, 2017, we did not have any off-balance sheet arrangements.
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
Revenue Recognition
We derive a majority of our revenue from the sale of Wi-Fi solutions. Revenue is recognized net of accruals for sales returns and rebates. We account for rebates to end-user customer partners based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates are charged to the customer rebate accrual when received and approved. Accrued customer rebates are released to revenue only at such time the rebate liability has been extinguished or is considered remote.
During the fourth quarter of fiscal 2017, we undertook a process to confirm accrued customer rebate balances and obtain confirmation, where possible, from customer partners of amounts outstanding under customer rebate programs. This confirmation process provided new evidence that the probability of certain customer rebate liabilities being claimed was remote and accordingly the related accrual was reversed and recorded as revenue. The total amount of customer rebate accrual reversed and recorded in revenue during the fourth quarter of fiscal 2017 amounted to approximately $2.0 million.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is deemed fixed or determinable and collection is reasonably assured. These criteria are met upon shipment to our customer partners. For sales made through distributors, revenue is recognized when title passes to the distributors upon shipment, and payment by our distributors are not contingent on resale of the Wi-Fi solutions. Our sales arrangements with distributors do not allow for rights of return or price protection on unsold Wi-Fi solutions. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of revenue.
We also derive revenues from contracts with multiple deliverables, including a mix of intellectual property licenses, research and development services, and other non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
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
In April 2013, we entered into an agreement consisting of intellectual property licenses and research and development services. We determined that the two deliverables in the agreement did not meet the criteria to be accounted as separate units of accounting because the intellectual property licenses did not have a value on a standalone basis from the research and development services. As a result, the intellectual property licenses and research and development services was considered one combined unit of accounting. The fees under this agreement totaled $16.5 million, of which $0.5 million and $5.7 million was recognized as revenue for the years ended January 1, 2017 and December 27, 2015, respectively. The agreement was terminated in 2016.
Inventory
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the market value of such inventory. Cost is determined using the standard cost method which approximates the first-in first-out basis. Market value is determined as the lower of replacement cost or net realizable value. We, at least quarterly, assess the recoverability of all inventories to determine whether adjustments are required to record inventory at the lower of cost or market. Potentially excess and obsolete inventory is written off based on management’s analysis of inventory levels and estimates of future 12-month demand and market conditions. We are also entitled to receive rebates from its foundry partner on the purchase of silicon wafers upon achieving certain volume targets. Rebates from our foundry partner are recorded as a reduction of inventory cost when they are probable and reasonably estimable, and are recognized in cost of revenue as the chipsets made from such silicon wafers are sold to customers.
Stock-Based Compensation
Stock-based compensation expense is based on the grant date fair value. We recognize compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.
We use the Black-Scholes option valuation model, which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The assumptions used in our option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The assumptions and estimates that we use in the Black-Scholes model are as follows:

•
Fair Value of Common Stock. We determine the fair values of the shares of common stock underlying our share–based awards based upon the closing stock price on the date of grant. For all periods prior to the IPO, the fair value of common stock was determined on a periodic basis by our board of directors, with the assistance of an independent third-party valuation firm.

•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options for each option group.

•
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of our common stock as a privately held company prior to our IPO, we do not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. We have consequently used the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. We plan to continue to use the SAB 110 simplified method until we have sufficient trading history as a publicly traded company.

•
Volatility. We determine the price volatility based on the historical volatilities of industry peers as we have insufficient trading history for our common stock price. Industry peers consist of several public companies in the semiconductor industry with comparable characteristics, including revenue growth, operating model and working capital requirements. We intend to continue to consistently apply this process using the same or a similar peer group of public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

•
Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. To date, we have not declared any dividends, and therefore we have used an expected dividend yield of zero.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this guidance, we elected the option to no longer apply a forfeiture rate to the stock-based compensation expense, but to record forfeitures when they occur. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
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
Convertible Preferred Stock Warrants Liability
Warrants to purchase shares of convertible preferred stock are classified as liabilities on the consolidated balance sheets at fair value upon issuance because the underlying shares of convertible preferred stock are redeemable at the option of the holders upon the occurrence of certain deemed liquidation events considered not solely within our control, which may therefore obligate us to transfer assets at some point in the future. The convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized as a component of “Other income (expense), net” in the consolidated statements of operations. In November 2016, pursuant to the consummation of our IPO, all outstanding convertible preferred stock warrants were converted into common stock warrants and the warrant liability was reclassified to additional paid-in capital.
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
We determined that the common stock warrants issued in connection with the debt arrangement are required to be classified in equity. Warrants classified as equity are recorded as additional paid in capital on the consolidated balance sheets in stockholders’ equity (deficit) and no further adjustments to their valuation are made.
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
Income Taxes
The benefit for income taxes consists primarily of the release of the company's valuation allowance due to the fact the Company believes it is more likely than not they will be able to utilize a significant amount of their federal and state deferred tax assets, excluding California. In addition, the Company incurred income taxes which offset the benefit from the release of the Company’s valuation allowance.
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We recognize future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statements and income tax bases of assets and liabilities, and net operating loss carry-forwards to the extent that realization of such benefits is more likely than not.
We record a liability for the difference between the benefit recognized and measured pursuant to the accounting guidance on accounting for uncertain tax positions and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We establish these liabilities based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that the tax return positions are fully supportable. The liabilities are adjusted in light of changing facts and circumstances, such as the outcome of tax audits.
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
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. We are primarily exposed to market risks related to changes in interest rates, foreign currency exchange rates and inflation, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results.
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $118.6 million and $117.0 million as of December 31, 2017 and January 1, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the years ended December 31, 2017, January 1, 2017 and December 27, 2015, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2017 would have affected the fair value of our investment portfolio by approximately $0.8 million.
Foreign Currency Exchange Risk
To date, all of our revenue has been denominated in U.S. dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan Renminbi and the Russian Ruble. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2017, January 1, 2017 and December 27, 2015 would not have had a material impact on our consolidated statements of operations.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantenna Communications, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantenna Communications, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, of comprehensive income (loss), of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2018

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

Quantenna Communications, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2017	January 1, 2017

Assets
Current assets
Cash and cash equivalents	$24,432	$117,045
Marketable securities	94,195	—
Accounts receivable	26,786	14,480
Inventory	12,662	15,820
Prepaid expenses and other current assets	2,744	2,470
Total current assets	160,819	149,815
Deferred tax assets, net	35,422	—
Property and equipment, net	12,511	4,742
Intangible assets, net	2,987	—
Other long-term assets	965	232
Total assets	$212,704	$154,789
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,077	$7,776
Accrued liabilities and other current liabilities	22,742	11,801
Long-term debt, current portion	3,943	2,257
Total current liabilities	28,762	21,834
Long-term debt	—	3,680
Other long-term liabilities	3,339	527
Total liabilities	32,101	26,041
Commitments and contingencies (see Note 6)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2017 and January 1, 2017, 35,528,880 and 33,076,150 shares issued and outstanding at December 31, 2017 and January 1, 2017, respectively	3	3
Additional paid-in capital	308,023	290,319
Accumulated other comprehensive loss	(207)	—
Accumulated deficit	(127,216)	(161,574)
Total stockholders’ equity	180,603	128,748
Total liabilities and stockholders’ equity	$212,704	$154,789

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015

Revenue	$176,359	$129,069	$83,773
Cost of revenue	88,208	64,640	42,554
Gross profit	88,151	64,429	41,219
Operating expenses:
Research and development	59,747	46,604	35,575
Sales and marketing	14,040	8,091	6,644
General and administrative	15,299	10,559	5,212
Total operating expenses	89,086	65,254	47,431
Loss from operations	(935)	(825)	(6,212)
Interest expense	(713)	(665)	(697)
Other income (expense), net	1,118	(38)	(21)
Loss before income taxes	(530)	(1,528)	(6,930)
Benefit (provision) for income taxes	34,942	(367)	(115)
Net income (loss)	$34,412	$(1,895)	$(7,045)
Net income (loss) per share:
Basic	$1.00	$(0.30)	$(9.16)
Diluted	$0.89	$(0.30)	$(9.16)
Weighted-average number of shares used in per share calculations:
Basic	34,259	6,385	769
Diluted	38,484	6,385	769

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015

Net income (loss)	$34,412	$(1,895)	$(7,045)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale marketable securities	(264)	—	—
Tax benefit from unrealized losses on available-for-sale marketable securities	57	—	—
Other comprehensive loss, net of tax	(207)	—	—
Comprehensive income (loss)	$34,205	$(1,895)	$(7,045)

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares		Amount		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholder's Equity (Deficit)
Balances at December 28, 2014	21,420,957	$170,448	695,660		$—		$2,641		$—	$(152,634)		$(149,993)
Issuance of common stock for exercise of options	—	—	121,880		—		150		—	—		150
Issuance of common stock for exercise of warrants	—	—	288,700		—		14		—	—		14
Issuance of Series G convertible preferred stock, net of issuance costs	1,050,580	14,256	—		—		—		—	—		—
Stock-based compensation expense	—	—	—		—		1,202		—	—		1,202
Net loss	—	—	—		—		—		—	(7,045)		(7,045)
Balances at December 27, 2015	22,471,537	184,704	1,106,240		—		4,007		—	(159,679)		(155,672)
Issuance of common stock for exercise of options	—	—	329,017		—		579		—	—		579
Issuance of common stock for service provided	—	—	2,777		—		25		—	—		25
Proceeds from initial public offering, net of issuance costs	—	—	6,775,466		1		97,418		—	—		97,419
Conversion of preferred stock to common stock pursuant to IPO	(22,471,537)	(184,704)	24,790,650		2		184,702		—	—		184,704
Conversion of preferred stock warrants to common stock warrants	—	—	—		—		342		—	—		342
Issuance of common stock upon exercise of options subject to repurchase	—	—	72,000		—		—		—	—		—
Vesting of options subject to repurchase	—	—	—		—		85		—	—		85
Stock-based compensation expense	—	—	—		—		3,065		—	—		3,065
Issuance of common stock warrants	—	—	—		—		96		—	—		96
Net loss	—	—	—		—		—		—	(1,895)		(1,895)
Balances at January 1, 2017	—	—	33,076,150		3		290,319		—	(161,574)		128,748
Cumulative effect adjustment of ASU 2016-09 (Note 1)	—	—	—		—		54		—	(54)		—
Issuance of common stock for exercise of options and awards, net of shares withheld for taxes	—	—	2,452,730		—		7,253		—	—		7,253
Issuance costs related to initial public offering	—	—	—		—		(286)		—	—		(286)
Stock-based compensation expense	—	—	—		—		10,683		—	—		10,683
Change in unrealized loss on marketable securities, net of tax	—	—	—		—		—		(207)	—		(207)
Net income	—	—	—		—		—		—	34,412		34,412
Balances at December 31, 2017	—	$—	35,528,880	—	$3	—	$308,023	—	$(207)	$(127,216)	—	$180,603

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015

Cash flows from operating activities
Net income (loss)	$34,412	$(1,895)	$(7,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Release of deferred tax asset valuation allowances	(35,333)	—	—
Depreciation and amortization	2,669	1,278	987
Stock-based compensation expense	10,683	3,065	1,202
Accretion of discount on investments	207	—	—
Non-cash interest expense, net	474	347	271
Change in fair value of convertible preferred stock warrants liability	—	87	61
Non-cash foreign exchange gain	(46)	—	—
Changes in assets and liabilities:
Accounts receivable	(12,306)	1,237	(5,877)
Inventory	3,158	(8,413)	3,387
Prepaid expenses and other current assets	(335)	(901)	541
Deferred rent and other assets	(467)	(50)	60
Accounts payable	(5,752)	1,804	(4,401)
Accrued liabilities and other current liabilities	9,265	5,757	934
Deferred revenue	—	—	(2,197)
Net cash provided by (used) in operating activities	6,629	2,316	(12,077)
Cash flows from investing activities
Purchase of property and equipment	(8,970)	(2,724)	(1,761)
Purchase of marketable securities	(131,790)	—	—
Proceeds from sales of marketable securities	10,684	—	—
Maturities of marketable securities	26,440	—	—
Restricted cash	—	(59)	59
Net cash used in investing activities	(103,636)	(2,783)	(1,702)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	14,256
Proceeds from issuance of common stock	7,675	1,191	164
Payment of taxes withheld for vested stock awards	(626)	—	—
Proceeds from initial public offering, net of issuance costs	(96)	97,483	—
Proceeds from revolving line of credit, net of fees paid	—	2,950	—
Repayment of revolving line of credit	—	(3,000)	—
Proceeds from issuance of long-term debt, net of fees paid	—	3,854	3,000
Payments related to intangible asset purchase	(266)	—	—
Repayments of long-term debt	(2,406)	(3,816)	(3,111)
Net cash provided by financing activities	4,281	98,662	14,309
Effect of exchange rate changes on cash and cash equivalents	113	—	—
Net increase (decrease) in cash and cash equivalents	(92,613)	98,195	530

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Cash and cash equivalents
Beginning of year	117,045	18,850	18,320
End of year	$24,432	$117,045	$18,850

Supplemental disclosure of cash flow information
Interest paid during the period	$224	$489	$440
Income taxes paid during the period	$278	$106	$135

Supplemental disclosure of non-cash investing and financing activities
Unpaid offering costs	$254	$64	$—
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$433	$213	$—
Intangible assets, capitalized	$3,259	$—	$—
Conversion of convertible preferred stock warrants to common stock	$—	$342	$—
Conversion of convertible preferred stock to common stock	$—	$184,704	$—
Issuance of warrants in conjunction with the execution of debt agreement	$—	$96	$—

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

1.    The Company and Summary of Significant Accounting Policies
Quantenna Communications, Inc. (the “Company”) was incorporated in the State of Delaware on November 28, 2005. The Company designs, develops and markets advanced high-speed wireless communication solutions enabling wireless local area networking. The Company’s solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. The Company applies its wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to its customers.
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. The fiscal years ended on December 31, 2017, January 1, 2017 and December 27, 2015 consisted of 52 weeks, 53 weeks and 52 weeks, respectively.
Initial Public Offering
On October 27, 2016, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on The NASDAQ Global Select Market on October 28, 2016. The public offering price of the shares sold in the IPO was $16.00 per share. The IPO closed on November 2, 2016 and a second closing occurred on November 25, 2016, pursuant to which the Company sold a total of 6,775,466 shares of its common stock, including the sale of 75,466 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. The Company received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and preferred stock warrants were converted into common stock and common stock warrants, respectively.
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
Foreign Currency Remeasurement
The Company and its subsidiaries use the U.S. dollar as the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured using an average exchange rate for the respective period, except for expenses related to non-monetary assets and liabilities, which are measured at historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in “Other income (expense), net”. For the years ended December 31, 2017, January 1, 2017 and December 27, 2015, foreign currency remeasurement and transactions gains and losses were immaterial.
Cash and Cash Equivalents
Cash equivalents include liquid short-term investments with original or remaining maturities of three months or less at the date of purchase, readily convertible to known amounts of cash.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Marketable Securities
Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive loss", a component of stockholders’ equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income (expense), net" in the Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income (expense), net" in the Consolidated Statements of Operations.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities and other current liabilities, approximate their fair values due to their short maturities. Estimates of fair value of our marketable securities are based on quoted market prices from active markets or third party, market-based pricing sources which we believe to be reliable. The estimated fair value of the Company’s debt approximates the carrying value because the interest rate on the borrowings approximates market rates and was determined to be a Level 2 instrument. The Company also has issued certain convertible preferred stock warrants which are accounted for as liabilities at fair value. In November 2016, pursuant to the consummation of the IPO, all outstanding convertible preferred stock warrants were converted into common stock warrants and the warrant liability was reclassified to additional paid-in capital. See Note 5, “Fair Value Measurements,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. We invest our excess cash primarily in banks, money market funds, government debt securities and corporate debt securities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.
The Company generally requires no collateral from its customers. For the years ended December 31, 2017, January 1, 2017 and December 27, 2015, one, three and four customers accounted for 10% or more of revenue, respectively.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The following table discloses these customers’ percentage of revenue for the respective periods:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015

Customer
A	*	19%	14%
B	16%	11%	15%
C	*	11%	*
D	*	*	11%
E	*	*	10%
________________________

*	Total customer percentage of revenue was less than 10%.
At December 31, 2017 and January 1, 2017, three and three customers accounted for 10% or more of accounts receivable, respectively as stated below:

	December 31, 2017	January 1, 2017

Customer
A	12%	30%
B	31%	12%
C	14%	12%
________________________
Restricted Cash
The Company maintained $59 thousand of restricted cash in certificate of deposit accounts at December 31, 2017 and January 1, 2017, supporting letters of credit required for the Company’s operating lease facility and deposits required by the Company’s foundry partner in connection with its purchase of silicon wafers. Restricted cash is included in Prepaid expenses and other current assets on the consolidated balance sheets.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of new debt are capitalized and amounts paid in connection with the modification of existing debt are expensed as incurred. Capitalizable debt issuance costs paid to third parties and debt discounts paid to creditors, net of amortization, are recorded as a reduction to the long-term debt balance on the consolidated balance sheets.
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
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight‑line method over the estimated useful lives of the assets as follows:

Computer and lab equipment	3 to 5 years
Computer software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of remaining lease term or estimated useful lives of the assets
Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operating expenses.
Intangible Assets
Definite long-lived intangible assets consist of software licenses which are recorded based on the total contractual price. Such assets are amortized over its contractual lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such assets are not recoverable, an impairment charge is recognized for the amount by which the carrying amount of such assets exceeds their fair values. There was no impairment of definite long-lived intangible assets for the periods presented. As of December 31, 2017, the Company’s definite long-lived intangible assets amounted to approximately $3.0 million, net of accumulated amortization of $0.3 million.
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
Warranty
The Company provides 12-month warranty coverage on all of its Wi-Fi solutions. The warranty provides for replacement of the associated Wi-Fi solutions during the warranty period. The Company establishes a liability for estimated warranty costs at the time revenue is recognized. The warranty obligation is affected by historical failure rates and associated replacement costs. The warranty liability is included in accrued liabilities and other current liabilities on the consolidated balance sheets. The warranty liability and activity for the periods presented were immaterial.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company recognizes future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statements and income tax bases of assets and liabilities, and net operating loss carry-forwards to the extent that realization of such benefits is more likely than not.
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
Revenue Recognition
The Company derives a majority of its revenue from the sale of Wi-Fi solutions. Revenue is recognized net of accruals for sales returns and rebates. The Company account for rebates to end-user customers based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates are charged to the customer rebate accrual when received and approved. Accrued customer rebates are released to revenue only at such time the rebate liability has been extinguished or is considered remote.
During the fourth quarter of fiscal 2017, the Company undertook a process to confirm accrued customer rebate balances and obtain confirmation, where possible, from customers of amounts outstanding under customer rebate programs. This confirmation process provided new evidence that the probability of certain customer rebate liabilities being claimed was remote and accordingly the related accrual was reversed and recorded as revenue. The total amount of customer rebate accrual reversed and recorded in revenue during the fourth quarter of fiscal 2017 amounted to approximately $2.0 million.
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
The Company also derives revenues from contracts with multiple deliverables, including a mix of intellectual property licenses, research and development services, and other non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
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
In April 2013, the Company entered into an agreement consisting of intellectual property licenses and research and development services. The Company determined that the two deliverables in the agreement did not meet the criteria to be accounted as separate units of accounting because the intellectual property licenses did not have a value on a standalone basis from the research and development services. As a result, the intellectual property licenses and research and development services was considered one combined unit of accounting. The fees under this agreement totaled $16.5 million, of which $0.5 million

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

and $5.7 million was recognized as revenue for the year ended January 1, 2017 and December 27, 2015, respectively. The agreement was terminated in 2016.
Deferred Revenue
Deferred revenue is comprised of billings or payments received in advance of meeting revenue recognition criteria.
Research and Development Expenses
All costs related to the research and development of the Company’s Wi-Fi solutions are expensed as incurred. Research and development (“R&D”) expense consists primarily of personnel costs for the Company’s R&D activities. R&D expense also includes costs associated with the design and development of the Company’s Wi-Fi solutions, such as mask sets, prototype wafers, prototype engineering boards, software and computer-aided design software licenses, intellectual property licenses, reference design development, development testing and evaluation, depreciation and amortization expense, and allocated administrative costs.
Operating Leases
The Company recognizes rent expense on a straight-line basis over the non-cancellable term of the operating lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued liabilities and other current liabilities on the consolidated balance sheets.
Advertising and Promotion Costs
Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. The Company incurred immaterial advertising or promotion expenses in the years ended December 31, 2017, January 1, 2017 and December 27, 2015, respectively.
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
The fair value of options and warrants to purchase common stock granted to employees is estimated on the grant date using the Black-Scholes option valuation model. The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common stock and risk-free interest rate. The fair value for restricted stock awards is measured based on the closing market price of our common stock on the date of grant.
The Company accounts for common stock warrants and options issued to non-employees under Accounting Standards Codification (“ASC”) Topic No. 505-50 Equity-Equity based payments to Non-Employees, using the Black-Scholes option valuation model. The fair value of such non-employee awards is remeasured at each quarter-end over the vesting period.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The Company determined that the common stock warrants issued in connection with the debt arrangement are required to be classified in equity. Warrants classified as equity are recorded as additional paid in capital on the consolidated balance sheets in stockholders’ equity (deficit) and no further adjustments to their valuation are made.
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
Convertible Preferred Stock
The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of “Stockholders’ equity (deficit)” because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. The Company has not adjusted the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. In November 2016, pursuant to the consummation of the IPO, all outstanding shares of convertible preferred stocks were converted into common stock.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock, without consideration for potentially dilutive securities as the inclusion of such securities would be anti-dilutive. For purposes of the diluted net loss per share calculation, unvested stock awards, warrants, convertible preferred stock and unvested employee stock purchase plan awards are considered to be potentially dilutive securities. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period.
Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. In addition, the Company considers shares issued upon the early exercise of non-vested warrants to purchase common stock to be participating securities, as the holders of these shares have a non-forfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders.
Deferred Offering Costs
Deferred offering costs, consisted of legal, accounting and other fees and costs related to the Company’s IPO were capitalized within “Other assets” on the consolidated balance sheets until the consummation of the IPO. These offering costs were reclassified

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

to common stock upon the closing of the initial public offering in November 2016. There were no deferred offering costs capitalized as of December 31, 2017 and January 1, 2017.
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
2.    Recent Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., foreign currency) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company currently does not have any hedging activities but may evaluate the effects of this standard on its consolidated financial statements in future reporting periods.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU No. 2014-09. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has determined it will implement Topic 606 using the modified retrospective transition method. The adoption of the provisions of the new standard is not expected to have a material impact on its consolidated financial position or results of operations. Based on the evaluation of its current contracts and revenue streams, under the new standard the Company has identified a change in accounting relating to customer rebate arrangements. Under the new standard, the Company is required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is recognized. In order to estimate this amount, the Company will use historical data to determine an estimate of breakage which can be applied to the amount of customer rebate that is due under its contractual arrangements.
The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands, except per share data)
Net income (loss)	$34,412	$(1,895)	$(7,045)
Weighted-average shares outstanding	34,309	6,454	775
Less: weighted average shares subject to repurchase due to early exercise	(50)	(69)	(6)
Weighted average shares used to compute basic net income (loss) per share	34,259	6,385	769
Dilutive effect of convertible preferred stock, warrants to purchase preferred stock, stock options, common stock warrants, ESPP and RSUs	4,225	—	—
Weighted average shares used to compute diluted net (income) loss per share	38,484	6,385	769
Net income (loss) per share:
Basic	$1.00	$(0.30)	$(9.16)
Diluted	$0.89	$(0.30)	$(9.16)
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Convertible preferred stock (as-converted)	—	—	24,791
Warrants to purchase convertible preferred stock	—	—	271
Warrants to purchase common stock	—	477	283
Shares available for ESPP	—	224	—
Restricted Stock Units (RSUs)	1,095	7	—
Options to purchase common stock	857	6,474	5,062
Total	1,952	7,182	30,407
4.     Balance Sheets Components
Marketable Securities
Marketable securities at December 31, 2017 consisted of the following:

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$83,570	$7	$(250)	$83,327
Government debt securities	10,889	—	(21)	10,868
	$94,459	$7	$(271)	$94,195
The contractual maturities of marketable securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,201	$49,144
Due after one year to five years	45,258	45,051
	$94,459	$94,195
There were no marketable securities as of January 1, 2017.
Property and equipment, net consisted of the following:

	December 31, 2017	January 1, 2017
	(in thousands)
Computer and lab equipment	$14,295	$9,748
Computer software	795	625
Furniture and fixtures	1,589	136
Leasehold improvements	3,977	218
Sub-total	20,656	10,727
Accumulated depreciation and amortization	(8,145)	(5,985)
Property and equipment, net	$12,511	$4,742
Depreciation and amortization expense related to property and equipment was 2.4 million, $1.3 million and $1.0 million, for the years ended December 31, 2017, January 1, 2017 and December 27, 2015, respectively.
Inventory
Inventory consisted of the following:

	December 31, 2017	January 1, 2017
	(in thousands)
Raw materials	$5,812	$9,067
Work in progress	1,069	1,128
Finished goods	5,781	5,625
	$12,662	$15,820

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	December 31, 2017	January 1, 2017
	(in thousands)
Accrued customer rebates	$8,710	$3,026
Accrued expenses	6,184	2,952
Accrued payroll and related benefits	3,411	2,842
Accrual for inventory purchases	2,124	1,353
ESPP employee contributions	706	665
Other	1,607	963
	$22,742	$11,801
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
The Company obtains the fair value of its Level 1 investments in money market funds, at the expected market price. These investments are expected to maintain a net asset value of $1 per share.

The Company determines the fair value of its Level 2 financial instruments from third-party asset managers, custodian banks, and the accounting service providers.

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no assets or liabilities in Level 3 of the fair value hierarchy and there were no transfers between Level 1 and Level 2 categories during the year ended any of the periods presented.

The Company utilizes the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

from a variety of industry standard data providers, large financial institutions and other third-party sources for the identical underlying securities.

Assets Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets at fair value on a recurring basis at December 31, 2017 and January 1, 2017 as follows:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$4,398	$—	$—	$4,398
Corporate debt securities	—	2,000	—	2,000
Total cash equivalents	4,398	2,000	—	6,398
Marketable Securities:				—
Corporate debt securities	—	83,329	—	83,329
Government debt securities	—	10,866	—	10,866
Total marketable securities	—	94,195	—	94,195

Total cash equivalents and marketable securities	$4,398	$96,195	$—	$100,593

	Fair Value as of January 1, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$100,876	$—	$—	$100,876
Common Stock Warrants
As of December 31, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
As of January 1, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	October 2013	38,748	7.74	October 2023
Common stock warrants	September 2015	283,005	2.50	February 2019
Common stock warrants	February 2016	20,251	4.00	February 2019
Common stock warrants	February 2016	9,000	0.05	January 2018
Common stock warrants	May 2016	126,400	4.00	May 2026
During the year ended December 31, 2017, common stock warrants issued in a) October 2013 to a lender of the Company at $7.74 per share was exercised, b) September 2015 to an investor of the Company was partially exercised at $2.50 per share,

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

c) February 2016 at $4.00 per share was exercised, d) February 2016 to a service provider of the Company were exercised at$0.05 per share, and e) May 2016 to a lender of the Company at $4.00 per share were partially exercised and the remainder were canceled.
6.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of December 31, 2017 (in thousands):

2018	$1,989
2019	2,269
2020	2,042
2021	1,629
2022 and beyond	3,732
Total minimum lease payments	$11,661
The Company leases office space under arrangements expiring through 2026. Rent expense for the years ended December 31, 2017, January 1, 2017 and December 27, 2015 was $1.9 million, $1.2 million and $1.2 million, respectively.
In February 2017, the Company entered into a new lease agreement for its corporate headquarters located in San Jose, California consisting of approximately 84,000 square feet. The lease term is 76 months commencing on October 16, 2017 and expiring in 2024.
Purchase Commitments
The Company has purchase obligations of $37.2 million that are based on outstanding purchase orders as of December 31, 2017, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of December 31, 2017.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2017.
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
In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of December 31, 2017, the Company had met the minimum funding requirements and no penalty had been incurred.
As of December 31, 2017, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $4.1 million, of which $1.5 million is due payable in fiscal 2018 and $2.6 million is due payable within the subsequent two years.
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
In October 2016, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois alleging infringement by the Company of nine expired U.S. patents. The matter was settled favorably for the Company in December 2017 for an immaterial amount.
7.     Long-term Debt
Loan and Security Agreement
The Company’s Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine Loan. The term loans have interest at a floating rate per annum equal to prime plus 0.75%. The revolving line of credit has interest ranging from 4.25% to 5.00% depending on the Company’s consolidated leverage ratio. The Mezzanine Loan remained unused by the Company and was canceled upon its expiration in May 2017.
On December 31, 2017, the Company sought to extinguish its term loans under the SVB Loan and Security Agreement of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The payment for the extinguishment of the term loans was processed on January 2, 2018. The Company reclassified the final $3.9 million payment on December 31, 2017 to “Long-term debt, current portion” in its Consolidated Balance Sheet as of such date.
The SVB Loan and Security Agreement was collateralized by certain of the Company’s assets, including pledges of certain of the Company’s equity interests in its subsidiaries, receivables and inventory, subject to customary exceptions and limits. It also contained customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of restrictive covenants, violation of other contractual provisions, or a material adverse change in the Company’s business. In addition, the credit facilities prohibited the payment of cash dividends on the Company’s capital stock and also place restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The SVB Loan and Security Agreement had certain prepayment premium upon repayment before the maturity date.
As of December 31, 2017, the Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable. The agreement contains usual and customary events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit or the term loans, violation of the restrictive covenants, violation of other contractual provisions, or a material adverse change in its business. The agreement includes customary administrative covenants, including a prohibition on declaring dividends, but does not include any financial maintenance or operating related covenants.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2017, there were no future minimum payments for the long-term debt as a result of the extinguishment of the term loans as of this date apart from the final payment of $3.9 million received by SVB on January 2, 2018.
As of January 1, 2017, future minimum payments for the long-term debt were as follows (in thousands):

Long-term debt
2017	$2,570
2018	2,383
2019	1,618
Total minimum payments	6,571
Less: Amount representing interest	(357)
Less: Amount representing closing and repayment fees	(330)
Present value of minimum payments	5,884
Less: Unamortized debt discounts	(167)
Plus: Accretion of closing and repayment fees	220
Long-term debt, net	5,937
Less: Long-term debt, current portion	(2,257)
Non-current portion of long-term debt	$3,680
8.    Convertible Preferred Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 100,000,000 shares of convertible preferred stock. Under the terms of the Certificate of Incorporation, the board of directors may determine the rights, preferences and terms of the Company’s authorized shares of convertible preferred stock.
In connection with the consummation of the Company’s IPO in November 2016, all issued and outstanding shares of convertible preferred stock amounting to 22,471,537 shares were converted into 24,790,650 shares of common stock. As such, no convertible preferred stock shares were outstanding as of January 1, 2017 and December 31, 2017.
9.    Stockholders’ Equity
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to 1 vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends.
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

December 31, 2017
Options issued and outstanding	5,274,952
RSUs issued and outstanding	1,100,527
Common stock warrants	83,006
Shares available for ESPP	1,646,188
Shares available for future stock awards	2,593,201
10,697,874

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

10.    Stock-based Compensation
We currently grant equity-based awards under the Company’s 2016 Omnibus Equity Incentive Plan, or the “2016 Plan”, which became effective concurrent with the completion of the Company’s IPO in November 2016. The 2016 Plan allows the Company to grant up to 4,100,000 shares of Company’s common stock with annual increase on the first day of each fiscal year beginning of January 1, 2018, equal to the lesser of (i) 3,400,000 shares, (ii) five percent of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amounts as the board of directors may determine.
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
Total stock-based compensation expense for employees and non-employees recognized in the consolidated statements of operations was as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Cost of revenue	$165	$33	$9
Research and development	5,616	911	302
Sales and marketing	1,763	248	445
General and administrative	3,139	1,898	446
Total stock-based compensation expense	$10,683	$3,090	$1,202

The above stock-based compensation expense related to the following equity-based awards:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Stock options	$3,539	$3,090	$1,202
RSU awards	5,368	—	—
ESPP shares	1,776	—	—
Total stock-based compensation expense	$10,683	$3,090	$1,202
Unamortized compensation expense related to unvested stock awards was as follows (in thousands):

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

	December 31, 2017		January 1, 2017
	Unamortized Expense	Average Expected Recognition Period in Years	Unamortized Expense	Average Expected Recognition Period in Years
Stock options	$9,275	2.8	$5,918	3.2
RSU awards	16,272	2.7	—	0
ESPP shares	1,182	0.8	—	0
Total unamortized stock-based compensation expense	$26,729		$5,918
Stock Option Activity
The table below summarizes stock option activity under the 2016 Plan:

	Number of Shares Available for Issuance	Number of Shares Outstanding		Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 28, 2014	216,749	5,046,448		$1.55	7.4	$2,391
Granted (weighted–average fair value of $1.18 per share)	(875,715)	875,715		2.71
Exercised	—	(121,880)	—	1.38
Expired, forfeited or canceled	737,941	(737,941)		1.38
Balances at December 27, 2015	78,975	5,062,342		1.77	7.4	11,269
Authorized	6,113,092	—
RSUs granted	(6,950)	—
Granted (weighted–average fair value of $3.65 per share)	(2,064,982)	2,064,982		8.99
Exercised	—	(403,769)		2.95
Expired, forfeited or canceled	249,931	(249,930)		3.14
Balances at January 1, 2017	4,370,066	6,473,625		3.95	7.4	91,840
Granted (weighted–average fair value of $7.91 per share)	(703,283)	703,283		19.31
Exercised	—	(1,756,143)		1.86
Expired, forfeited or canceled	145,813	(145,813)		8.15
Balances at December 31, 2017	3,812,596	5,274,952		6.59	7.2	35,578

	Number of Shares Available for Issuance	Number of Shares Outstanding		Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Options vested and exercisable-December 31, 2017		2,877,479		3.26	6.1	25,963
Options vested and expected to vest-December 31, 2017		5,312,952		$6.60	7.2	$35,719
The aggregate intrinsic value of options exercised was $29.0 million, $2.6 million and $0.8 million for the years ended December 31, 2017, January 1, 2017 and December 27, 2015, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.
The aggregate fair value of options vested during the years ended December 31, 2017, January 1, 2017 and December 27, 2015 was $3 million, $1.8 million, and $1.2 million, respectively.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Additional information regarding options outstanding at December 31, 2017 and January 1, 2017 are as follows:

December 31, 2017
Options Outstanding				Options Vested
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Number of Shares	Aggregate Intrinsic Value (in thousands)
$1.00	311,622	3.42	$3,490	$1.00	311,622	$3,490
1.50	1,065,431	4.89	11,400	1.50	1,065,431	11,400
2.00	873,091	6.90	8,906	2.00	606,164	6,183
2.50	134,000	7.35	1,300	2.50	75,620	734
3.00	435,767	7.49	4,009	3.00	199,100	1,832
4.00	64,095	8.09	526	4.00	29,361	241
5.00	75,417	8.26	543	5.00	32,260	232
7.00	11,849	8.40	62	7.00	4,965	26
8.50	1,139,604	8.52	4,217	8.50	408,500	1,511
9.00	307,173	9.00	983	9.00	98,226	314
11.43	186,533	9.96	142	11.43	—	—
15.00	50,400	8.74	—	15.00	16,241	—
18.95	103,220	8.94	—	18.95	29,989	—
19.13	5,000	9.41	—	19.13	—	—
$22.18	511,750	9.12	—	$22.18	—	—
	5,274,952	7.22	$35,578		2,877,479	$25,963

January 1, 2017
Options Outstanding				Options Vested
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Number of Shares	Aggregate Intrinsic Value (in thousands)
$1.00	927,909	4.19	$15,895	$1.00	927,909	$15,895
1.50	1,610,095	5.93	26,776	1.50	1,529,423	25,434
2.00	1,222,233	7.87	19,715	2.00	646,221	10,424
2.50	212,650	7.19	3,324	2.50	108,147	1,690
3.00	559,733	8.04	8,469	3.00	192,458	2,912
4.00	67,975	9.09	960	4.00	10,155	143
5.00	98,100	9.26	1,288	5.00	—	—
7.00	53,700	9.40	598	7.00	1,001	11
8.50	1,209,700	9.51	11,649	8.50	152,000	1,464
9.00	325,980	9.57	2,976	9.00	—	—
15.00	60,800	9.74	190	15.00	—	—
$18.95	124,750	9.94	—	$18.95	—	—
	6,473,625	7.35	$91,840		3,567,314	$57,973

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
The Company uses the Black-Scholes option valuation model, which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

•
Fair Value of Common Stock. The Company determines the fair values of the shares of common stock underlying its share–based awards based upon the closing stock price on the date of grant. For all periods prior to the IPO, the fair value of common stock was determined on a periodic basis by the Company’s board of directors, with the assistance of an independent third-party valuation firm.

•
Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options for each option group.

•
Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s common stock as a privately held company (up to November 2016), the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. The Company has consequently used the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company.

•
Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has insufficient trading history for its common stock price. Industry peers consist of several public companies in the semiconductor industry with comparable characteristics, including revenue growth, operating model and working capital requirements. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

•
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends, and therefore the Company has used an expected dividend yield of zero.

On January 1, 2017, the Company adopted FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this guidance, the Company elected the option to no longer apply a forfeiture rate to the stock-based compensation expense, but to record forfeitures when they occur. The Company will continue to use judgment in evaluating the assumptions related to the Company’s stock-based compensation on a prospective basis. As the Company continues to accumulate additional data, it may have refinements to its estimates, which could materially impact the Company’s future stock-based compensation expense.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The following assumptions were used to calculate the fair value of options granted to employees and non-employee directors during the years indicated:

Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
Expected term (in years)	6.0 - 6.1	5.5 - 6.6	5.6 - 6.5
Volatility	37% - 39%	39% - 40%	40% - 44%
Risk-free interest rate	1.9% - 2.3%	1.1% - 2.1%	1.5% - 2.0%
Expected dividend	—	—	—
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36 of the total number of shares originally granted per month for 36 months. At December 31, 2017, 38,000 shares remained subject to the Company’s right of repurchase.
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
Stock-Based Compensation for Non-employees
Stock-based compensation expense related to stock awards granted to non-employee is recognized as the awards vest. The Company believes that the fair value of the stock-based awards granted is more reliably measurable than the fair value of the services received. The fair value of stock option awards granted is calculated using the Black-Scholes option valuation model. Stock-based compensation expense related to awards granted to non-employees for the years ended December 31, 2017, January 1, 2017 and December 27, 2015 was $0.2 million, $0.8 million, and $0.4 million, respectively.
The fair values of options and common stock warrants granted to non-employees were calculated using the following assumptions for the periods presented:

Years Ended
	January 1, 2017	December 27, 2015
Contractual term remaining (in years)	1.6 - 8.3	3.4 - 10.0
Volatility	37% - 53%	36% - 48%
Risk-free interest rate	0.6% - 1.7%	0.2% - 2.5%
Expected dividend	—	—
Employee Stock Purchase Plan
The Company’s 2016 Employee Stock Purchase Plan (the “ESPP”) became effective in November 2016 upon the completion of the Company’s IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 20% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for one year offering periods with purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The Company issued 353,812 shares under the ESPP for the year ended December 31, 2017 and no shares were issued under the ESPP for the year ended January 1, 2017. Shares authorized for future purchase under the ESPP were 1,646,188 at December 31, 2017. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.
The following assumptions were used in estimating the fair value of employees' purchase rights under the ESPP:

Year Ended
December 31, 2017
Contractual term remaining (in years)	0.5 - 1.0
Volatility	49% - 66%
Risk-free interest rate	1.4% - 1.6%
Expected dividend	—
Restricted Stock Unit (“RSU”) Awards
The Company grants RSUs to employees under the 2016 Plan and which typically vests ratably over a three to four year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant. Each RSU award granted from the 2016 Plan will reduce the number of shares available for issuance under the 2016 Plan by one share.
The table below summarizes RSU activity under the 2016 Plan:

	Number of Shares Outstanding	Weighted– Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 27, 2015	—
Granted (weighted–average fair value of $18.95 per share)	6,950
Vested	—
Forfeited or canceled	—
Balances at January 1, 2017	6,950	3.9	$126
Granted (weighted–average fair value of $17.72 per share)	1,276,940
Vested	(125,818)
Forfeited or canceled	(57,545)
Balances at December 31, 2017	1,100,527
Outstanding and expected to vest at December 31, 2017	1,100,527	9.3	$13,426
At December 31, 2017, unrecognized compensation expense related to unvested RSU awards was approximately $16.3 million. The weighted-average period over which such compensation expense will be recognized is 2.7 years. The Company did not grant any RSUs prior to fiscal year ended December 27, 2015.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

11.     Income Taxes
The components of loss before income taxes were as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
United States	$33,451	$16,535	$(7,584)
Foreign	(33,981)	(18,063)	654
	$(530)	$(1,528)	$(6,930)
The components of the provision for income taxes were as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Federal	$(290)	$266	$—
State	16	1	2
Foreign	668	132	113
Total current provision for income taxes	394	399	115

Federal	(35,303)	—	—
State	(65)	—	—
Foreign	32	(32)	—
Total deferred provision	(35,336)	(32)	—
	$(34,942)	$367	$115
The material components of the deferred tax assets were as follows:

	December 31, 2017	January 1, 2017
	(in thousands)
Deferred tax assets:
Accrual, reserve and other	$1,471	$2,112
Depreciation and amortization	(1,625)	(555)
Net operating loss and credits carry forwards	48,401	59,628
Stock based compensation	1,645	535
Others	64	519
Total gross deferred tax assets	49,956	62,239
Valuation allowance	(14,534)	(62,207)
Total net deferred tax assets	$35,422	$32

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended
	December 31, 2017	January 1, 2017	December 27, 2015
US Federal Rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	867.1	—	—
Difference between statutory rate and foreign effective tax rate	(2,285.7)	(437.8)	1.7
Other permanent Items	(52.3)	(125.2)	(0.8)
Stock based compensation	1,650.1	(29.2)	(2.7)
Research and development credits	610.3	102.2	9.5
Change in valuation allowance	8,988.6	477.6	(43.4)
Foreign Income	(96.1)	(75.8)	—
Foreign Tax Credit	—	30.7	—
Federal Rate Change	(3,128.1)	—	—
	6,587.9%	(23.5)%	(1.7)%
The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the release of the company's valuation allowance, the change in the federal tax rate valuing the deferred tax assets, the stock compensation and the difference between the statutory rate and the foreign effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"). The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”) and a new provision designed to tax global intangible low-taxed income ("GILTI"). As these provisions do not apply until 2018 the Company continues to evaluate the impact of such provisions of the Tax Act.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
During the year ended December 31, 2017, the Company did not recognize a provisional income amount for the transition tax, due to the fact the foreign subsidiaries were in a cumulative loss. The final effects of the Tax Act may differ from these provisional amounts, due to among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, any updates or changes to the estimates utilized to calculate provisional amounts, or actions we may take as a result of the Tax Act. The associated accounting for the Tax Act is expected to be completed when our 2017 US corporate income tax return is filed in 2018.
In addition, the Company continues to evaluate its performance-based compensation plans within the new definitions under IRC Section 162(m) of the Internal Revenue Code. The preliminary assessment is that the Company believes that the performance based compensation provided prior to November 2, 2017 was provided pursuant to a written binding agreement and will be deductible. No further adjustment has been made at this time. The accounting for this item is incomplete and may change as our

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The associated accounting for the Tax Act is expected to be completed when our 2017 US corporate income tax return is filed in 2018.
As a result of the Tax Act, the Company revalued its federal deferred tax assets based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change which is provisional, is a decrease of $16.6 million to the Company's tax benefit.
A need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2017, management concluded that the valuation allowance for the Company’s US federal and state (with the exception of California) deferred tax assets is no longer needed primarily due to the emergence from cumulative losses over the previous three years.
As of December 31, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes. Accordingly, management has recognized a non-recurring tax benefit of $52.5 million related to the valuation allowance reversal. As of December 31, 2017, we continued to maintain a valuation allowance of $14.5 million for California and Australia deferred tax assets until sufficient positive evidence exists to support reversal. Such assessment may change in the future as further evidence becomes available.
At December 31, 2017 and January 1, 2017, the Company has federal net operating loss carry-forwards of approximately $120.2 million and $134.1 million, respectively, and domestic state net operating loss carry-forwards of approximately $104.6 million and $104.7 million, respectively. These federal and state net operating loss carry-forwards will expire beginning in 2028 and 2017, respectively. At December 31, 2017 and January 1, 2017, the Company also has federal research and development tax credit carry-forwards of approximately $10.6 million and $7.2 million, respectively, and domestic state research and development tax credit carry-forwards of approximately $11.0 million and $7.7 million, respectively. The federal tax credits begin to expire in 2026, and the California tax credits carry forward indefinitely. The Company's ability to utilize its net operating loss and other credit carryforwards would be subject to limitation upon a change in control.
Under Internal Revenue Code Section 382, our ability to utilize NOL carry-forwards or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, an "ownership change". A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
During the year ended December 31, 2017, the liability for uncertain tax positions less accrued interest and penalties increased from $5.2 million for the prior year to $5.3 million. Of the total $5.3 million of unrecognized tax benefits, $2.8 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31, 2017	January 1, 2017	December 27, 2015
	(in thousands)
Beginning balance	$5,221	$4,425	$3,738
Increases related to current year’s unrecognized tax benefits	1,569	888	687
Increases related to prior year’s unrecognized tax benefits	68	—	—
Decreases related to prior year’s unrecognized tax benefits	(1,540)	(92)	—
Ending balance	$5,318	$5,221	$4,425

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2017, the Company recorded no estimated interest or estimated penalties. For the period ended December 31, 2017, no accrued interest or penalties were accrued.
The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign. The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2013 for federal purposes and 2012 for state purposes. The exceptions to this are the net operating loss carryovers and R&D credit carryovers. These amounts are subject to audit for a period of three years after utilization for federal purposes and four years after utilization for state purposes.
The Company intends to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries because the Company intends to reinvest such earnings offshore indefinitely. In addition, the Company has continued to not provide for any withholding taxes or state taxes for any of the undistributed earnings of its foreign subsidiaries as of December 31, 2017.
12.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.5 million as of December 31, 2017.
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
The following table sets forth revenue by country, based on ship-to destinations, for countries with 10% or more of revenue during any of the periods presented:

	Years Ended
	December 31, 2017		January 1, 2017		December 27, 2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in thousands)
China	$119,821	68%	$86,107	66%	$45,102	54%
Taiwan	17,780	10	13,752	11	10,169	12
Tunisia	13,410	8	13,755	11	5,414	6
United States	283	—	291	—	3,326	4
Other foreign countries	25,065	14	15,164	12	19,762	24
Total	$176,359	100%	$129,069	100%	$83,773	100%
Long-lived assets outside the U.S. are immaterial; therefore, disclosures have been limited to revenue.
14.     Related Party transactions
Purchases from Cadence Design Systems, Inc.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Lip-Bu Tan, a member of the Company’s board of directors since June 2015, is the President and Chief Executive Officer of Cadence, an electronic design automation software and engineering services company. Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. The Company incurred fees of approximately $3.0 million, $1.7 million and $1.2 million under the terms of this arrangement in fiscal years ended December 31, 2017, January 1, 2017 and December 27, 2015, respectively.
In fiscal 2017, the Company entered into a software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The Company has classified the software licenses under this contract as definite long-lived intangible assets in its Condensed Consolidated Balance Sheets and which amounted to approximately $3.0 million as of December 31, 2017, net of accumulated amortization of approximately $0.3 million.
Agreement with RUSNANO
Dmitry Akhanov, formerly a member of the Company’s board of directors, is President and Chief Executive Officer at Rusnano USA, Inc., a U.S. subsidiary of RUSNANO, one of the Company’s investors. In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO in connection with RUSNANO’s investment in convertible promissory notes, which subsequently converted into shares of the Company’s Series G convertible preferred stock. Pursuant to the amended and restated letter agreement, the Company agreed, among other matters, to operate and fund the Company’s Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, the Company will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of December 31, 2017, the Company had met the minimum funding requirements.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the last day of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Because of the material weakness in our internal control over financial reporting as previously disclosed in our final prospectus, dated October 27, 2016, or the Prospectus, and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 and as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the framework established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework established in “Internal Control-Integrated Framework” (2013), our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective because of the material weakness described below.
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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Management’s Remediation Efforts
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. During fiscal 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. One director of accounting resigned in January 2018 and we are actively working to hire a qualified individual to this position. In particular, in the fourth quarter of fiscal 2017, we added several finance support team members and implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. The additional resources added to the finance function during the course of fiscal 2017 have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. We believe these individuals, including the replacement hire, will possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process.
While we believe that the foregoing actions have improved our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We also believe that our planned efforts to assess risk and identify, design and implement the necessary control activities to address such risk will be effective in remediating the material weakness described above. However, until the above remediation steps have been completed and operate for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting
As described above under “Management’s Remediation Efforts”, there were changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2018 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.Exhibits
The documents listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicted therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-213871	3.1	October 17, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37927	3.1	August 22, 2017
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-213871	4.1	October 17, 2016
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213871	10.1	September 29, 2016
10.2+	Quantenna Communications, Inc. 2016 Omnibus Equity Incentive Plan and related form agreements.	10-K	001-37927	10.2	March 1, 2017
10.3+	Quantenna Communications, Inc. 2016 Employee Stock Purchase Plan and related form agreements.	10-K	001-37927	10.3	March 1, 2017
10.4+	Quantenna Communications, Inc. 2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213871	10.4	October 17, 2016
10.5+	Quantenna Communications, Inc. 2006 Stock Plan and related form agreements.	S-1/A	333-213871	10.5	October 17, 2016
10.6+	Quantenna Communications, Inc. Executive Incentive Compensation Plan.	S-1	333-213871	10.6	September 29, 2016
10.7	Warrant to Purchase Shares of Preferred Stock of the Registrant issued to Eastward Fund Management, LLC, dated October 31, 2013.	S-1	333-213871	10.7	September 29, 2016
10.8	Warrant to Purchase Shares of Common Stock of the Registrant issued to Behrooz Rezvani, dated September 10, 2015.	S-1	333-213871	10.8	September 29, 2016
10.9	Warrant to Purchase Shares of Common Stock of the Registrant issued to Behrooz Rezvani, dated February 3, 2016.	S-1	333-213871	10.9	September 29, 2016
10.10	Warrant to Purchase Shares of Common Stock of the Registrant issued to Airfide Networks, dated February 3, 2016.	S-1	333-213871	10.10	September 29, 2016
10.11	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 17, 2016.	S-1	333-213871	10.11	September 29, 2016
10.12	Warrant to Purchase Stock issued to Westriver Mezzanine Loans, dated May 17, 2016.	S-1	333-213871	10.12	September 29, 2016
10.13	Amended and Restated Loan and Security Agreement, dated May 17, 2016, between the Registrant, as Borrower, and Silicon Valley Bank, as Bank.	S-1	333-213871	10.13	September 29, 2016
10.14	Mezzanine Loan and Security Agreement, dated May 17, 2016, between the Registrant, as Borrower, and Silicon Valley Bank, as Bank.	S-1	333-213871	10.14	September 29, 2016
10.15	Amended and Restated Stock Pledge Agreement, dated May 17, 2016, between the Registrant, as Pledgor, and Silicon Valley Bank, as Bank.	S-1	333-213871	10.15	September 29, 2016
10.16	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated August 29, 2014, as amended from time to time.	S-1	333-213871	10.16	September 29, 2016
10.17	Agreement Regarding Investment in Series F Preferred Stock Financing, dated April 16, 2012, between the Registrant and Open Joint Stock Company “RUSNANO,” as amended on July 9, 2014.	S-1/A	333-213871	10.17	October 17, 2016
10.18+	Executive Change of Control Agreement between the Registrant and Sam Heidari.	S-1/A	333-213871	10.18	October 27, 2016
10.19+	Executive Change of Control Agreement between the Registrant and Sean Sobers.	S-1/A	333-213871	10.19	October 27, 2016
10.20+	Executive Change of Control Agreement between the Registrant and David Carroll.	S-1/A	333-213871	10.20	October 27, 2016
10.21	Industrial Lease between the Registrant, BTP Investors, LLC and other parties therein.	S-1	333-213871	10.21	September 29, 2016

E-1

10.22	Landlords Consent and Agreement (Sublease) among the Registrant, JER Bayside, LLC, DCG Systems, Inc. and other parties therein.	S-1	333-213871	10.22	September 29, 2016
10.23+	Offer Letter between the Registrant and Sam Heidari, dated May 19, 2009, and amendments thereto.	S-1	333-213871	10.23	September 29, 2016
10.24+	Offer Letter between the Registrant and Philippe Morali, dated August 25, 2014.	S-1	333-213871	10.24	September 29, 2016
10.25+	Offer Letter between the Registrant and Lionel Bonnot, dated October 30, 2007, and amendments thereto.	S-1	333-213871	10.25	September 29, 2016
10.26+	Offer Letter between the Registrant and David Carroll, dated December 20, 2012.	S-1	333-213871	10.26	September 29, 2016
10.27+	Offer Letter between the Registrant and Harold Hughes, dated October 17, 2014.	S-1	333-213871	10.27	September 29, 2016
10.28+	Offer Letter between the Registrant and Jack Lazar, dated June 9, 2016.	S-1	333-213871	10.28	September 29, 2016
10.29+	Offer Letter between the Registrant and Edward Frank, dated June 13, 2016.	S-1	333-213871	10.29	September 29, 2016
10.30+	Offer Letter between the Registrant and Mark Stevens, dated June 24, 2016.	S-1	333-213871	10.30	September 29, 2016
10.31+	Offer Letter between the Registrant and Sean Sobers, dated July 8, 2016.	S-1	333-213871	10.31	September 29, 2016
10.32+	Quantenna Communications, Inc. Outside Director Compensation Policy.	S-1/A	333-213871	10.32	October 17, 2016
10.33+	Amended and Restated Change of Control and Severance Agreement between the Registrant and David Carroll.	10-K	001-37927	10.33	March 1, 2017
10.34+	Amended and Restated Change of Control and Severance Agreement between the Registrant and Sean Sobers.	10-K	001-37927	10.34	March 1, 2017
10.35	Office Lease, between the Registrant and Automation Parkway Owner, LLC, dated February 21, 2017	10-K	001-37927	10.35	March 1, 2017
21.1	List of subsidiaries of the Registrant.	S-1	333-213871	21.1	September 29, 2016
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________

+	Indicates management contract or compensatory plan.

*	Filed herewith.

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

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2018

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

Signature	Title	Date

/s/ Sam Heidari	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Sam Heidari

/s/ Sean Sobers	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2018
Sean Sobers

/s/ Edward Frank	Director	February 28, 2018
Edward Frank

/s/ Edwin B. Hooper III	Director	February 28, 2018
Edwin B. Hooper III

/s/ Harold Hughes	Director	February 28, 2018
Harold Hughes

/s/ Jack Lazar	Director	February 28, 2018
Jack Lazar

/s/ John Scull	Director	February 28, 2018
John Scull

/s/ Mark Stevens	Director	February 28, 2018
Mark Stevens

/s/ Lip-Bu Tan	Director	February 28, 2018
Lip-Bu Tan