Form 10-Q
period 2018-04-01
QUANTENNA COMMUNICATIONS INC
filed 2018-05-01
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

As of April 27, 2018, 36,295,143 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our products, technology, customers, business, operations, and market and industry developments.
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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 1, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$24,613	$24,432
Marketable securities	95,530	94,195
Accounts receivable	26,310	26,786
Inventory	18,420	12,662
Prepaid expenses and other current assets	2,949	2,744
Total current assets	167,822	160,819
Deferred tax assets	35,602	35,422
Property and equipment, net	12,415	12,511
Intangible and other assets, net	4,215	3,952
Total assets	$220,054	$212,704
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,696	$2,077
Accrued liabilities and other current liabilities	23,531	22,742
Long-term debt, current portion	—	3,943
Total current liabilities	34,227	28,762
Other long-term liabilities	3,222	3,339
Total liabilities	37,449	32,101
Commitments and contingencies (see Note 6)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at April 1, 2018 and December 31, 2017, 36,185,035 and 35,528,880 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	313,503	308,023
Accumulated other comprehensive loss	(438)	(207)
Accumulated deficit	(130,463)	(127,216)
Total stockholders’ equity	182,605	180,603
Total liabilities and stockholders’ equity	$220,054	$212,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

Revenue	$45,117	$37,891
Cost of revenue	22,352	19,307
Gross profit	22,765	18,584
Operating expenses:
Research and development	17,601	12,633
Sales and marketing	4,495	2,914
General and administrative	4,198	3,389
Total operating expenses	26,294	18,936
Loss from operations	(3,529)	(352)
Interest expense	—	(197)
Other income (expense), net	334	200
Loss before income taxes	(3,195)	(349)
Provision for income taxes	(52)	(535)
Net loss	$(3,247)	$(884)
Net loss per share, basic and diluted	$(0.09)	$(0.03)
Weighted average shares used to compute basic and diluted net loss per share	35,848	33,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

Net loss	$(3,247)	$(884)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale marketable securities	(231)	—
Comprehensive loss	$(3,478)	$(884)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities	(in thousands)
Net loss	$(3,247)	$(884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,125	479
Stock-based compensation expense	4,592	2,104
Other	(50)	135
Changes in assets and liabilities:
Accounts receivable	476	(3,332)
Inventory	(5,758)	2,459
Prepaid expenses and other current assets	(205)	(1,324)
Deferred rent and other assets	58	(511)
Accounts payable	8,725	(5,870)
Accrued liabilities and other current liabilities	1,053	6,309
Net cash provided by (used in) operating activities	6,769	(435)
Cash flows from investing activities
Purchase of property and equipment	(924)	(1,700)
Purchase of long-term investment	(590)	—
Purchase of marketable securities	(13,211)	—
Maturities of marketable securities	11,515	—
Net cash used in investing activities	(3,210)	(1,700)
Cash flows from financing activities
Proceeds from issuance of common stock, net	1,438	163
Payments of taxes withheld for vested stock awards	(601)	—
Payments related to intangible asset purchase	(272)	—
Repayments of long-term debt	(3,943)	(672)
Net cash used in financing activities	(3,378)	(509)
Net increase (decrease) in cash and cash equivalents	181	(2,644)
Cash and cash equivalents
Beginning of period	24,432	117,045
End of period	$24,613	$114,401
Supplemental disclosure of cash flow information
Interest paid during the period	$—	$182
Income taxes paid during the period	$45	$62
Supplemental disclosure of non-cash investing activity
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$266	$276
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
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 2018 will have 52 weeks and fiscal 2017 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal 2018 will end on December 30, 2018.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three months ended April 1, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018 (“2016 Annual Report on Form 10-K”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Significant Accounting Policies
During the three months ended April 1, 2018, there have been no changes in our significant accounting policies as described in the Company’s 2017 Annual Report on Form 10-K, except as discussed below:
Revenue Recognition
The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 which resulted in a change to our revenue policy relating to customer rebate arrangements. Refer to Note 2 to the the condensed consolidated financial statements, Recent Accounting Pronouncements, for further details.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Recent Accounting Pronouncements
On Feb. 14, 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the Tax Act. The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income (OCI) at the time of the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance previously charged to income. The ASU is effective for fiscal years beginning after Dec. 15, 2018 and interim periods within those fiscal years. Companies are allowed to early adopt the guidance. The company has decided not to early adopt the ASU 2018-02.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., foreign currency) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company currently does not have any hedging activities but will evaluate the effects of this standard on its consolidated financial statements in future reporting periods.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.
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
The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Based on the evaluation of its current contracts and revenue streams under the new standard, the Company identified a change in accounting relating to customer rebate arrangements. Under the new standard, the Company is required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recognized. In order to estimate this amount, the Company used historical data to determine an estimate of breakage which was applied to the amount of customer rebate due under its contractual arrangements. The cumulative effect upon adoption of Topic 606 was not material and did not have a material impact on the Company’s consolidated financial position or results of operations. The impact of the estimate of breakage for the three months ended April 1, 2018 of $0.4 million recorded as a result of applying the new revenue standard is not considered material to revenue or any other affected financial statement line items.
The following table sets forth the Company’s revenue by geographic region, based on ship-to destinations (in thousands):

	April 1, 2018		April 2, 2017
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$40,737	90%	$34,645	91%
Europe, Middle East and Africa	4,366	10	3,233	9
North America	14	—	13	—
Total	$45,117	100%	$37,891	100%
3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands, except per share data)
Net loss	$(3,247)	$(884)

Weighted-average shares outstanding	35,882	33,165
Less: weighted average shares subject to repurchase due to early exercise	(34)	(58)
Weighted average shares used to compute basic and diluted net loss per share	35,848	33,107
Net loss per share, basic and diluted	$(0.09)	$(0.03)
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Warrants to purchase common stock	58	423
Shares available for Employee Stock Purchase Plan (ESPP)	374	286
Restricted Stock Units (RSUs)	2,147	827
Options to purchase common stock	5,398	6,827
Total	7,977	8,363

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.     Balance Sheets Components
Marketable Securities
Marketable securities at April 1, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$85,108	$—	$(464)	$84,644
Government debt securities	10,918	—	(32)	10,886
	$96,026	$—	$(496)	$95,530
The contractual maturities of marketable securities as of April 1, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$68,595	$68,349
Due after one year to five years	27,431	27,181
	$96,026	$95,530
Marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$83,570	$7	$(250)	$83,327
Government debt securities	10,889	—	(21)	10,868
	$94,459	$7	$(271)	$94,195
The contractual maturities of marketable securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,201	$49,144
Due after one year to five years	45,258	45,051
	$94,459	$94,195

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following:

	April 1, 2018	December 31, 2017
	(in thousands)
Computer and lab equipment	$14,903	$14,295
Computer software	830	795
Furniture and fixtures	1,629	1,589
Leasehold improvements	3,962	3,977
Sub-total	21,324	20,656
Accumulated depreciation and amortization	(8,909)	(8,145)
Property and equipment, net	$12,415	$12,511
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.5 million, respectively, for the three months ended April 1, 2018 and April 2, 2017, respectively.
Inventory
Inventory consisted of the following:

	April 1, 2018	December 31, 2017
	(in thousands)
Raw materials	$5,978	$5,812
Work in progress	3,537	1,069
Finished goods	8,905	5,781
	$18,420	$12,662
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	April 1, 2018	December 31, 2017
	(in thousands)
Accrued customer rebates	$9,369	$8,710
Accrued payroll and related benefits	3,975	3,411
Accrued expenses	3,404	6,184
Accrual for inventory purchases	2,804	2,124
ESPP employee contributions	1,947	706
Other	2,032	1,607
	$23,531	$22,742

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
The Company obtains the fair value of our Level 1 investments in money market funds, at the expected market price. These investments are expected to maintain a net asset value of $1 per share.

The Company determines the fair value of our Level 2 financial instruments from third-party asset managers, custodian banks, and the accounting service providers.

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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets at fair value at April 1, 2018 on a recurring basis as follows:

	Fair Value as of April 1, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$4,009	$—	$—	$4,009
Corporate debt securities	—	1,210	—	1,210
Total cash equivalents	4,009	1,210	—	5,219
Marketable Securities:				—
Corporate debt securities	—	84,644	—	84,644
Government debt securities	—	10,886	—	10,886
Total marketable securities	—	95,530	—	95,530

Total cash equivalents and marketable securities	$4,009	$96,740	$—	$100,749

Assets at fair value at December 31, 2017 on a recurring basis were as follows:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$4,398	$—	$—	$4,398
Corporate debt securities	—	2,000	—	2,000
Total cash equivalents	4,398	2,000	—	6,398
Marketable Securities:				—
Corporate debt securities	—	83,329	—	83,329
Government debt securities	—	10,866	—	10,866
Total marketable securities	—	94,195	—	94,195

Total cash equivalents and marketable securities	$4,398	$96,195	$—	$100,593

The Level 1 assets consist of money market funds. The Level 2 assets consist of available-for-sale investment portfolio, which are valued utilizing a market approach.

Common Stock Warrants
As of April 1, 2018, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	58,006	$2.50	February 2019

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
6.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of April 1, 2018 (in thousands):

2018 (remaining nine months)	$1,924
2019	2,509
2020	2,159
2021	1,658
2022 and beyond	3,738
Total minimum lease payments	$11,988
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended April 1, 2018 and April 2, 2017 was $0.7 million and $0.3 million respectively.
Purchase Commitments
The Company has purchase obligations of $31.0 million that are based on outstanding purchase orders as of April 1, 2018, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of April 1, 2018.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at April 1, 2018.
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of April 1, 2018, the Company had met the minimum funding requirements and no penalty had been incurred.
As of April 1, 2018, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $3.7 million, of which $1.1 million is due payable in fiscal 2018 and $2.6 million is due payable within the subsequent two years.
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
7.     Long-term Debt
Loan and Security Agreement
The Company’s Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine Loan. The Mezzanine Loan was canceled upon its expiration in fiscal 2017.
On December 31, 2017, the Company sought to extinguish its term loans under the SVB Loan and Security Agreement of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The Company reclassified the final $3.9 million payment on December 31, 2017 to “Long-term debt, current portion” in its Condensed Consolidated Balance Sheet as of that date. The payment for the extinguishment of the term loans was processed on January 2, 2018.
As of April 1, 2018, the Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable. The revolving line of credit has interest between 4.25% to 5.00% depending on the Company’s consolidated leverage ratio.
8.    Stockholders’ Equity
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. The Company has never declared any dividends.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

April 1, 2018

Options issued and outstanding	5,398,342
RSUs issued and outstanding	2,146,670
Common stock warrants	58,006
Shares available for ESPP	1,646,188
Shares available for future stock awards	2,500,106
11,749,312
During the three months ended April 1, 2018, the Company granted 1,254,398 RSUs and 666,250 options to employees. During the three months ended April 2, 2017, the Company granted 822,435 RSUs and 511,750 options to employees.
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36th of the total number of shares originally granted per month for 36 months. At April 1, 2018, 35,000 shares remained subject to the Company’s right of repurchase.
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
9.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Cost of revenue	$34	$43
Research and development	2,393	1,205
Sales and marketing	984	353
General and administrative	1,181	503
Total stock-based compensation expense	$4,592	$2,104

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Stock options	$1,168	$2,104
RSU awards	2,803	—
ESPP shares	621	—
Total stock-based compensation expense	$4,592	$2,104
10. Income Taxes
The Company recorded an income tax provision of $0.1 million and $0.5 million, respectively, for the three months ended April 1, 2018 and April 2, 2017. The provision for income taxes consists primarily of income taxes in the foreign jurisdictions in which we conduct business. In the fourth quarter of fiscal 2017, management concluded that the valuation allowance for the Company's US federal and state (with the exception of California) deferred tax assets was no longer needed primarily due to the emergence from cumulative losses over the previous three years.
As of April 1, 2018, based on the available objective evidence, management still believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes (with the exception of California). We will continue to maintain a valuation allowance in those jurisdictions deemed necessary until sufficient positive evidence exists to support reversal. Such assessment may change in the future as further evidence becomes available.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, and 100% disallowance of entertainment expense.
The 2017 Tax Cuts and Jobs Act (the " Tax Act") adds new provisions relating to "foreign derived intangible income" (FDII) and "global intangible low-taxed income" (GILTI). The Company has completed an analysis for FDII and GILTI and due to the forecasted results of the Company, there is currently no impact on the provision.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the tax Act for which the accounting under ASC 740 is complete. The Company is still within the measurement period as of Q1 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
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
We have completed an IRC Section 382 analysis through December 31, 2016 and determined that there was no significant limitation to the utilization of NOL or tax credit carryforwards before they expire. We are in the process of updating the study through the current year and will update for any significant limitations to the utilization of NOL or tax credit carryforwards in the current year upon completion of the study.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.1 million for the three months ended April 1, 2018.
12.     Related Party Transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, is the President and Chief Executive Officer of Cadence, an electronic design automation software and engineering services company. Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. The Company incurred fees of approximately $0.4 million and $1.0 million under the terms of this arrangement during the three months ended April 1, 2018 and April 2, 2017, respectively.
In fiscal 2017, the Company entered into a software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The Company has classified the software licenses under this contract as definite long-lived intangible assets in its Condensed Consolidated Balance Sheets and which amounted to approximately $2.7 million as of April 1, 2018, net of accumulated amortization of approximately $0.6 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2018 (“2017 Annual Report on Form 10-K”) and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” and those included elsewhere in this Quarterly Report on Form 10-Q.
Our Management’s discussion and analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our Company.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2018 to the corresponding period in 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations as of April 1, 2018.
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
We sell our Wi-Fi solutions directly to global original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who, in turn, resell to OEMs, ODMs and CMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We are also addressing additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications (e.g., access points), and (iii) potential future opportunities from consumer electronics OEMs for consumer connected home applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Percentage of revenue)
Customer:
A	16%	15%
B	18%	13%
C	10%	*
________________________

*	Customer percentage of revenue was less than 10%.
Over 99% of our revenue (Refer to Note 2 to the the condensed consolidated financial statements, Recent Accounting Pronouncements, for further details of the Company’s revenue by geographic region) was generated outside the United States for the three months ended April 1, 2018 and April 2, 2017, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars.
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
First Quarter 2018 and Recent Highlights
Revenue increased $7.2 million, or 19%, to $45.1 million for the three months ended April 1, 2018 and net loss increased by $2.4 million for the same period when compared to the three months ended April 2, 2017. Gross profit increased $4.2 million, or 22%, to $22.8 million in the three months ended April 1, 2018 when compared to the three months ended April 2, 2017. The increase in revenue and gross profit were primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes. Operating expenses increased $7.4 million, or 39% for the three months ended April 1, 2018 when compared to the three months ended April 2, 2017 as we continue to expand our operations.
We generated cash from operations of $6.8 million for the three months ended April 1, 2018 and ended the first quarter of 2018 with cash and cash equivalents and marketable securities of $120.1 million, up 1% from December 31, 2017. On January 2, 2018, we extinguished our term loans by paying down the remaining outstanding balance of $3.9 million (including interest and early termination fees). See "Liquidity and Capital Resources" below for further details.
As of April 1, 2018, we had 386 employees, up 2% from 380 employees at the end of the fourth quarter of 2017, and up 18% from 328 employees at the end of the first quarter of 2017. We expect our headcount to continue to grow as we scale our business.
In the first three months of fiscal 2018, we publicly announced that we: partnered with Canal+ Group to deliver an end-to-end solution that enables wireless HD video redistribution from set-top box to a companion Over-The-Top (OTT) set-top box; enhanced Wi-Fi features on our QSR10G chipset family targeting gateways and access points that significantly improve the user experience of mobile Wi-Fi clients; partnered with Greenwave Systems, Inc., to deliver a full duplex 4x4 802.11ac Wave 2 Wi-Fi extender for superior whole-home coverage; and collaborated with Icotera to deliver innovative next-generation fiber gateway and Wi-Fi access point solutions to the European market.

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
Our revenue is generated primarily from sales of our Wi-Fi solutions to our customer partners, net of accruals for estimated sales rebates. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. Our Wi-Fi solutions are integrated into OEM products, such as gateways, set-top boxes, repeaters or routers, which are then sold primarily to service providers. Our sales have historically been made on the basis of purchase orders against our standard terms and conditions, rather than long-term agreements and revenue is recognized on a sell-in basis. We account for rebates to end-user customer partners based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates are accrued upon shipment to the ODM and adjusted based on historical settlement data. These rebate claim estimates are adjusted based on actual experience over time.
Sales of our Wi-Fi solutions fluctuate primarily based on competition, sales volume, customer inventory and price. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, such as customer product development and deployment cycles and the purchasing patterns of our customer partners and third-party distributors.
During the three months ended April 1, 2018 and April 2, 2017, we did not derive any revenue from licensing and non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
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
Operating Expenses
Our operating expenses consist of research and development (“R&D”), sales and marketing (“S&M”) and general and administrative (“G&A”) expenses. Personnel costs are the largest component of operating expenses and primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits. As we continue to grow our business, we expect operating expenses to increase in absolute dollars.
Research and Development. Our R&D expenses consisted primarily of personnel costs to support our R&D activities, including silicon design, software development and testing, and customers partner’s product development support and qualification. R&D expenses also include tape-out costs, which include layout services, mask sets, prototype wafers, mask set revisions, intellectual property license fees, and system qualification and testing incurred before releasing new semiconductor designs into production. In addition, R&D expenses include design software and simulation tools licenses, depreciation expense, and allocated administrative costs. All R&D costs are expensed as incurred.
Sales and Marketing. Our S&M expenses consist primarily of personnel costs for our S&M activities, including pre-sales support. S&M expenses also included sales-based commissions we pay to independent sales representatives, public relations costs, trade show expenses, product marketing and communication, promotional activities, travel and entertainment costs and allocated administrative costs.
General and Administrative. Our G&A expenses consist primarily of personnel costs for our administrative personnel in support of our infrastructure functions such as general management, finance, human resources, legal, facilities and information technology. G&A expenses also include professional services fees, insurance premiums, office equipment and supplies, depreciation expense and allocated administrative costs.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income from our cash and cash equivalents and marketable securities portfolio, and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision for Income Taxes
Provision for income taxes consists primarily of alternative minimum tax and income taxes in the foreign jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	April 1, 2018		April 2, 2017
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$45,117	100.0%	$37,891	100.0%
Cost of revenue (1)	22,352	49.5	19,307	51.0
Gross profit	22,765	50.5	18,584	49.0
Operating expenses (1)
Research and development	17,601	39.0	12,633	33.3
Sales and marketing	4,495	10.0	2,914	7.7
General and administrative	4,198	9.2	3,389	8.9
Total operating expenses	26,294	58.2	18,936	49.9
Loss from operations	(3,529)	(7.7)	(352)	(0.9)
Interest expense	—	—	(197)	(0.5)
Other income (expense), net	334	0.7	200	0.6
Loss before income taxes	(3,195)	(7.0)	(349)	(0.8)
Provision for income taxes	(52)	(0.1)	(535)	(1.4)
Net loss	$(3,247)	(7.1)%	$(884)	(2.2)%
Net loss per share, basic and diluted	$(0.09)		$(0.03)
Weighted average shares used to compute basic and diluted net loss per share	35,848		33,107

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of revenue	$34	$43
Research and development	2,393	1,205
Sales and marketing	984	353
General and administrative	1,181	503
Total stock-based compensation expense	$4,592	$2,104

Comparison of the three months ended April 1, 2018 and April 2, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	April 1, 2018	April 2, 2017	Change		% Change
	(Dollars in thousands)
Revenue	$45,117	$37,891	$7,226		19%
Cost of revenue	22,352	19,307	3,045		16%
Gross profit	$22,765	$18,584	$4,181		22%
Gross margin	50.5%	49.0%	150	bps
Revenue. Revenue increased $7.2 million, or 19%, to $45.1 million in the three months ended April 1, 2018 compared to the corresponding period in 2017, primarily due to higher unit volumes from increased sales of our 11ac Wave 2 products and our new 11ac Wave 3 (10G) products. This increase was partially offset by declining sales of our legacy 11n products. We expect that revenue will increase in absolute dollars in the second quarter of fiscal 2018 compared to the first quarter of fiscal 2018 due to overall higher unit shipments of our Wi-Fi solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $3.0 million, or 16%, to $22.4 million in the three months ended April 1, 2018 compared to the corresponding period in 2017, as a result of higher unit volumes.
Gross profit increased $4.2 million, or 22%, to $22.8 million in the three months ended April 1, 2018 compared to the corresponding period in 2017 due to the higher unit volumes and changes in product mix.
Gross margin increased by 150 basis points, to 50.5%, in the three months ended April 1, 2018 compared to the corresponding period in 2017, primarily due to an increase in sales and reduced product costs of our Wi-Fi solutions driven by higher unit volumes. We expect gross margin to decrease in the second quarter of fiscal 2018 compared to the first quarter of fiscal 2018 due to changes in product mix.
Operating Expenses

	Three Months Ended
	April 1, 2018		April 2, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$17,601	39.0%	$12,633	33.3%	$4,968	39%
Sales and marketing	4,495	10.0	2,914	7.7	1,581	54
General and administrative	4,198	9.3	3,389	8.9	809	24
Total operating expenses	$26,294	58.3%	$18,936	49.9%	$7,358	39%
Research and Development Expenses.  R&D expenses increased $5.0 million, or 39%, to $17.6 million in the three months ended April 1, 2018, compared to the corresponding period in 2017. The increase was due to a $2.7 million increase in personnel costs, including $1.2 million in stock-based compensation expense, resulting from a 15% increase in headcount to further develop and expand our solutions portfolio and to support increased customer product development activities, $1.0 million in tape-out and lay-out expenses, $0.7 million in allocated administrative costs, $0.5 million equipment related expenses to support and qualify new product platforms and $0.1 million in professional services. We expect that R&D expenses will be flat in the in the second quarter of fiscal 2018 compared to the first quarter of fiscal 2018.

Sales and Marketing Expenses. S&M expenses increased $1.6 million, or 54%, to $4.5 million in the three months ended April 1, 2018 compared to the corresponding period in 2017 due to an increase of $1.4 million in personnel related costs, including $0.6 million in stock based compensation expense to support our expanding business, $0.1 million in allocated administrative costs and $0.1 million in higher consulting expenses. We expect that S&M expenses will be flat in the second quarter of fiscal 2018 compared to the first quarter of fiscal 2018.
General and Administrative Expenses.  G&A expenses increased $0.8 million, or 24%, to $4.2 million in the three months ended April 1, 2018 compared to the corresponding period in 2017, primarily due to a $1.0 million in personnel costs, including $0.7 million in stock-based compensation expense, as we increased our administrative headcount by 52% to support the growth of our business, $0.6 million in facility costs and $0.3 million in depreciation and amortization expense, partially offset by $0.7 million in lower allocated administrative costs and $0.4 million in professional services. We expect that G&A expenses will increase in the second quarter of fiscal 2018 compared to the first quarter of fiscal 2018.
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our IPO, private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of April 1, 2018 and December 31, 2017, we had cash and cash equivalents and marketable securities of $120.1 million and $118.6 million, respectively, and As of April 1, 2018, we had an accumulated deficit of $130.5 million. On November 2, 2016, we consummated our IPO and received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and other offering expenses.
Credit Facilities
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine Loan. The Mezzanine Loan was canceled upon its expiration in fiscal 2017.
On December 31, 2017, we sought to extinguish our term loans under the SVB Loan and Security Agreement of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The Company reclassified the final $3.9 million payment on December 31, 2017 to “Long-term debt, current portion” in its Condensed Consolidated Balance Sheet as of that date. The payment for the extinguishment of the term loans was processed on January 2, 2018.
As of April 1, 2018, the Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable. The revolving line of credit has interest between 4.25% to 5.00% depending on the Company’s consolidated leverage ratio.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,769	$(435)
Investing activities	(3,210)	(1,700)
Financing activities	$(3,378)	$(509)
Cash flows from Operating Activities.
Net cash provided by operating activities for the three months ended April 1, 2018 was $6.8 million, compared to net cash used in operating activities for the three months ended April 2, 2017 of $0.4 million.
Net cash provided by operating activities for the three months ended April 1, 2018 of $6.8 million resulted from a net loss of $3.2 million, net cash inflow from changes in operating assets and liabilities of $4.3 million and non-cash expenses of $4.6 million of stock based compensation and $1.1 million of depreciation and amortization. The $4.3 million cash inflow from changes in operating assets and liabilities primarily consisted of an increase of $8.7 million increase in accounts payable due to timing of payments to our suppliers, $1.1 million in accrued liabilities and other current liabilities from increased in expenses consistent with the growth of our business and a $0.5 million increase in accounts receivable due to increased sales and timing of collections offset by a $5.8 million decrease in inventory due to timing of raw materials purchases and a decrease of $0.2 million in prepaid expenses and other assets.
Net cash used in operating activities for the three months ended April 2, 2017 of $0.4 million was comprised of a net loss of $0.9 million, as well as net cash outflow from changes in operating assets and liabilities of $2.3 million, partially offset by non-cash expenses of $2.1 million of stock-based compensation, $0.5 million of depreciation and amortization and $0.1 of other non-cash expenses. The changes in operating assets and liabilities primarily consisted of a $5.9 million decrease in accounts payable due to timing of payments to our suppliers, $3.3 million increase in accounts receivable due to increased sales,$1.3 million increase in prepaid expenses and other current assets and an increase of $0.5 million of other assets offset by an increase of $6.3 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $2.5 million decrease in inventory due to timing of purchases of raw materials .
Cash flows from Investing Activities.
Net cash used in investing activities was $3.2 million for the three months ended April 1, 2018 compared to net cash used in investing activities for the three months ended April 2, 2017 of $1.7 million. Cash used in investing activities for the three months ended April 1, 2018 related to $13.2 million of marketable securities purchases, $0.9 million of property and equipment purchases and $0.6 million purchase of long-term investment, partially offset by maturities and sales of $11.5 million in marketable securities. Net cash used in investing activities for the three months ended April 2, 2017 related to $1.7 million of property and equipment purchases.
Cash flows from Financing Activities.
Net cash used in financing activities was $3.4 million for the three months ended April 1, 2018, compared to net cash used in financing activities for the three months ended April 2, 2017 of $0.5 million. Net cash flow used in financing activities during the three months ended April 1, 2018 reflected the repayment of our outstanding debt of $3.9 million on January 2, 2018, payment of $0.6 million of taxes withheld for vested stock awards and payments of $0.3 million related to intangible asset purchase, partially offset by $1.4 million in proceeds from issuance of common stock.

Net cash used in financing activities for the three months ended April 2, 2017 primarily reflected repayments of outstanding long-term debt of $0.7 million partially offset with proceeds from issuance of common stock of $0.2 million.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of April 1, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$11,988	$2,551	$6,119	$3,073	$245
Commitments(1)	4,900	2,400	2,500	—	—
Software license commitments	3,720	1,116	2,604	—	—
	$20,608	$6,067	$11,223	$3,073	$245
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of April 1, 2018, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of April 1, 2018, we have purchase obligations of $31.0 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of April 1, 2018, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our critical accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “The Company and Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” of our 2017 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended April 1, 2018.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $120.1 million and $118.6 million as of April 1, 2018 and December 31, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the three months ended April 1, 2018, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 1, 2018 would have affected the fair value of our investment portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk
To date, all of our revenue has been denominated in U.S. dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan Renminbi and the Russian Ruble. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency gains and losses have not been material to our consolidated financial statements, and we have not engaged in any significant foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of April 1, 2018 would not have had a material impact on our condensed consolidated statements of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2018, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Because of the material weakness in our internal control over financial reporting as previously disclosed in our final prospectus, dated October 27, 2016, or the Prospectus, and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 and December 31, 2017, and as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2018, our disclosure controls and procedures were not effective. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Management’s Remediation Efforts
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. During fiscal 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. One director of accounting resigned in January 2018 and we hired another qualified individual to this position in March 2018. In the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, we added several finance support team members and implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. We believe these individuals, including the replacement hire, will possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft 802.11ax standard that may compete with our previously announced product. In addition, in August 2017, Broadcom announced new 4x4 Wi-Fi connectivity solutions based on the draft 802.11ax standard and in January 2018, Intel announced new chipsets based on the draft 802.11ax standard for mainstream 2x2 and 4x4 home routers and gateways. We expect our competitors will also introduce new products based on new standards and other next generation technologies in the future. In addition, establishment of new standards, such as 802.11ax, must go through an extensive process with the Institute of Electrical and Electronics Engineers and may be subject to delays and revision. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
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
We have incurred net losses in the past and may incur net losses in the future. For the three months ended April 1, 2018 and April 2, 2017, we incurred net losses of $3.2 million and $0.9 million, respectively. As of April 1, 2018, we had an accumulated deficit of $130.5 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco service provider consumer premise equipment (CPE) business by Technicolor in 2015 and the acquisition of Pace plc, by ARRIS Group, Inc., in 2016; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016, the pending acquisition of NXP Semiconductors by Qualcomm announced in October 2016 and the pending acquisition of Cavium Inc. by Marvell announced in November 2017. Also in November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm. Broadcom subsequently withdrew and terminated its offer to acquire Qualcomm in March 2018 after the President of the United States issued an executive order prohibiting the acquisition of Qualcomm by Broadcom.
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
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of April 1, 2018, we had 57 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to 176.4 million in the year ended December 31, 2017 from $129.1 million in the year ended January 1, 2017, representing a 37% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced or delayed demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities and other risk factors described herein. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.

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

•	difficulties and costs associated with staffing and managing international operations;

•	difficulties associated with enforcing and protecting intellectual property rights in some countries;

•	requirements or preferences for in-country products, which could reduce demand for our products;

•	difficulties in enforcing contracts and collecting accounts receivable, which may result in longer payment cycles, especially in emerging markets;

•	potentially adverse tax consequences, including taxes impacting our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity;

•	public health emergencies and other disasters, such as earthquakes and tsunamis, that are more common in certain regions;

•	increased cost of terminating employees in some countries;

•	the effect of currency exchange rate fluctuations;

•	the effect of inflation;

•	political and economic instability;

•	war between countries; and

•	acts of terrorism.
In addition, the United States has recently enacted significant changes, and has indicated it may seek additional changes, with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, and immigration, tax and corporate governance laws and regulations. For example, during the first quarter of 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the United States, respectively. Additionally, the United States has announced restrictions on exports involving specific companies. In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security imposed a denial of export privileges against Zhongxing Telecommunications Equipment Corporation (“ZTE”) and a second ZTE entity. While it is not yet clear what the final outcome will be with respect these and other changes, and the corresponding impact on the Company, at a minimum, these actions likely increase the overall business risks related to international commerce and create additional uncertainty in connection with the Company’s international operations.
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
We expect that we will continue to rely on our international operations, and our success will depend on our ability to anticipate and effectively manage these and other associated risks. Our failure to successfully manage any of these risks, and take appropriate action in a timely manner in response to any such new developments, could harm our international operations and adversely affect our business.

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
In response to the identified material weakness, although we do not believe it has been fully remediated yet, we have taken a number of steps towards remediating this material weakness and improving our internal control over financial reporting. During fiscal 2017, we increased our dedicated finance and accounting personnel, including the addition of two directors of accounting who are certified public accountants. One director of accounting resigned in January 2018 and we hired another qualified individual to this position in March 2018. In the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, we added several finance support team members and implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of April 1, 2018, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
Pursuant to the Exchange Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of a material weaknesses identified by our management in our internal control over financial reporting. We plan to continue to further document and test our internal controls in order to identify, evaluate and remediate any deficiencies in those internal controls and document the results of our evaluation, testing and remediation, provided, however, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, as we did in preparing our 2015, 2016 and 2017 consolidated financial statements, that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
The SVB Loan and Security Agreement includes (i) term loans, (ii) revolving line of credit, and (iii) Mezzanine Loan. The Mezzanine Loan was canceled upon its expiration in fiscal 2017.
On December 31, 2017, the Company sought to effect the extinguishment of its term loans under the SVB Loan and Security Agreement, of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The payment for the extinguishment of the term loans was processed on January 2, 2018. See Note 7 to the Notes to Condensed Consolidated Financial Statements, Long-Term Debt, for further details.
As of April 1, 2018, the Company has an undrawn balance on the revolving line of credit of $20.0 million which can be drawn subject to 80% of eligible accounts receivable.
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
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.36	Transition Agreement and Release, with an effective date of January 24, 2018, by and between Lionel Bonnot and Quantenna Communications, Inc.
10.37	Consulting Agreement dated as of December 31, 2017, by and between Lionel Bonnot and Quantenna Communications, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

QUANTENNA COMMUNICATIONS, INC.

Date: April 30, 2018	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)