Form 10-Q
period 2018-07-01
QUANTENNA COMMUNICATIONS INC
filed 2018-07-31
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

As of July 27, 2018, 36,905,345 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 1, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$23,421	$24,432
Marketable securities	96,661	94,195
Accounts receivable	29,700	26,786
Inventory	21,391	12,662
Prepaid expenses and other current assets	2,369	2,744
Total current assets	173,542	160,819
Deferred tax assets	36,482	35,422
Property and equipment, net	12,838	12,511
Intangible and other assets, net	3,901	3,952
Total assets	$226,763	$212,704
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,904	$3,754
Accrued liabilities and other current liabilities	23,155	21,065
Long-term debt, current portion	—	3,943
Total current liabilities	32,059	28,762
Other long-term liabilities	3,214	3,339
Total liabilities	35,273	32,101
Commitments and contingencies (see Note 7)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at July 1, 2018 and December 31, 2017, 36,847,791 and 35,528,880 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	321,669	308,023
Accumulated other comprehensive loss	(751)	(207)
Accumulated deficit	(129,431)	(127,216)
Total stockholders’ equity	191,490	180,603
Total liabilities and stockholders’ equity	$226,763	$212,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Revenue	$53,427	$47,085	$98,544	$84,976
Cost of revenue	27,563	23,314	49,915	42,621
Gross profit	25,864	23,771	48,629	42,355
Operating expenses:
Research and development	17,084	16,055	34,685	28,688
Sales and marketing	3,979	3,276	8,474	6,191
General and administrative	4,518	4,106	8,716	7,496
Total operating expenses	25,581	23,437	51,875	42,375
Income (loss) from operations	283	334	(3,246)	(20)
Interest expense	—	(141)	—	(339)
Other income, net	230	186	564	387
Income (loss) before income taxes	513	379	(2,682)	28
(Provision) benefit for income taxes	519	(210)	467	(744)
Net income (loss)	$1,032	$169	$(2,215)	$(716)
Net income (loss) per share:
Basic	$0.03	$0.00	$(0.06)	$(0.02)
Diluted	$0.03	$0.00	$(0.06)	$(0.02)
Weighted average shares used to compute basic and diluted net income (loss) per share:
Basic	36,511	33,881	36,179	33,494
Diluted	39,377	38,475	36,179	33,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net income (loss)	$1,032	$169	$(2,215)	$(716)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	104	(32)	(127)	(32)
Unrealized losses on derivative instruments	(417)	—	(417)	—
Other comprehensive loss, net of tax:	(313)	(32)	(544)	(32)
Comprehensive income (loss)	$719	$137	$(2,759)	$(748)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities	(in thousands)
Net loss	$(2,215)	$(716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,263	1,024
Stock-based compensation expense	8,921	4,678
Deferred income taxes	(913)	—
Other	247	197
Changes in assets and liabilities:
Accounts receivable	(2,914)	(3,216)
Inventory	(8,729)	(5,165)
Prepaid expenses and other current assets	375	(1,898)
Deferred rent and other assets	101	(537)
Accounts payable	4,972	5,968
Accrued liabilities and other current liabilities	1,743	6,597
Net cash provided by operating activities	3,851	6,932
Cash flows from investing activities
Purchase of property and equipment	(1,378)	(2,446)
Purchase of long-term investment	(590)	—
Purchase of marketable securities	(38,998)	(71,169)
Maturities of marketable securities	36,120	4,994
Net cash used in investing activities	(4,846)	(68,621)
Cash flows from financing activities
Proceeds from issuance of common stock, net	5,312	3,980
Payments of taxes withheld for vested stock awards	(689)	—
Payments related to intangible asset purchase	(544)	—
Repayments of long-term debt	(3,943)	(1,105)
Net cash provided by financing activities	136	2,875
Effect of exchange rates on cash and cash equivalents	(152)	—
Net decrease in cash and cash equivalents	(1,011)	(58,814)
Cash and cash equivalents
Beginning of period	24,432	117,045
End of period	$23,421	$58,231
Supplemental disclosure of cash flow information
Interest paid during the period	$—	$290
Income taxes paid during the period	$171	$633
Supplemental disclosure of non-cash investing activity
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$1,101	$430
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three and six months ended July 1, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (“2017 Annual Report on Form 10-K”).
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
Significant Accounting Policies
During the three and six months ended July 1, 2018, there have been no changes in our significant accounting policies as described in the 2017 Annual Report on Form 10-K, except as discussed below:
Revenue Recognition
The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 which resulted in a change to our revenue policy relating to customer rebate arrangements. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted Accounting Standard Codification (“ASC”) Topic 606 (“ASC Topic 606”) as of January 1, 2018 using the modified retrospective transition method. Based on the evaluation of its current contracts and revenue streams under the new standard, the Company identified a change in accounting relating to customer rebate arrangements. Under the new standard, the Company is required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is recognized. In order to estimate this amount, the Company used historical data to determine an estimate of breakage which was applied to the amount of customer rebate due under its contractual arrangements. The cumulative effect upon adoption of ASC Topic 606 was not material and did not have a material impact on the Company’s consolidated financial position or results of operations. The impact of the estimate of breakage for the three and six months ended July 1, 2018 of $0.2 million and $0.6 million, respectively, recorded as a result of applying the new revenue standard is not considered material to revenue or any other affected financial statement line items.
The following table sets forth the Company’s revenue by geographic region, based on ship-to destinations (in thousands):

	Three Months Ended		Three Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$48,959	92%	$43,532	92%
Europe, Middle East and Africa	4,445	8	3,504	8
North America	23	—	49	—
Total	$53,427	100%	$47,085	100%

	Six Months Ended		Six Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$89,697	91%	$78,176	92%
Europe, Middle East and Africa	8,812	9	6,738	8
North America	35	—	62	—
Total	$98,544	100%	$84,976	100%
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to changes in foreign currency exchange rates from forecasted cash flows associated with the operational expenses of its foreign subsidiaries. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The Company’s derivative forward contracts are designated as cash-flow hedges and their effectiveness is measured by comparing the cumulative forward-rate changes in the fair value of the hedge contract with the cumulative forward-rate change in the forecasted cash flows of the hedged item.
Refer to Note 2 to the condensed consolidated financial statements, Recent Accounting Pronouncements, and to Note 6 to the condensed consolidated financial statements, Derivative Instruments, for further details.
Reclassifications
Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Recent Accounting Pronouncements
On February 14, 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows a company to elect to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the the 2017 Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company has decided not to early adopt ASU 2018-02.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., foreign currency) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company early-adopted ASU 2017-12 during the three months ended July 1, 2018 when it commenced its hedging activities. The early adoption did not result in any adjustment to the Company’s condensed consolidated financial statements as of the beginning of the second quarter of fiscal 2018. Refer to Note 6 to the condensed consolidated financial statements, Derivative Instruments, for further details.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is evaluating the effect that the adoption of ASC 842 will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASC 842, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands, except per share data)
Net income (loss)	$1,032	$169	$(2,215)	$(716)

Weighted-average shares outstanding	36,539	33,933	36,211	33,549
Less: weighted average shares subject to repurchase due to early exercise	(28)	(52)	(32)	(55)
Weighted average shares used to compute basic net income (loss) per share	36,511	33,881	36,179	33,494
Dilutive effect of stock options, ESPP and RSUs	2,866	4,594	—	—
Weighted average shares used to compute diluted net income (loss) per share	39,377	38,475	36,179	33,494
Net income (loss) per share:
Basic	$0.03	$0.00	$(0.06)	$(0.02)
Diluted	$0.03	$0.00	$(0.06)	$(0.02)
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands)
Warrants to purchase common stock	—	—	—	154
Shares available for Employee Stock Purchase Plan (ESPP)	39	26	475	186
Restricted Stock Units (RSUs)	542	105	2,116	913
Options to purchase common stock	1,468	685	4,907	5,874
Total	2,049	816	7,498	7,127
4.     Balance Sheets Components
Marketable Securities
Marketable securities at July 1, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$91,432	$6	$(405)	$91,033
Government debt securities	5,654	—	(26)	5,628
	$97,086	$6	$(431)	$96,661

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The contractual maturities of marketable securities as of July 1, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$67,965	$67,747
Due after one year to five years	29,121	28,914
	$97,086	$96,661
Marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$83,570	$7	$(250)	$83,327
Government debt securities	10,889	—	(21)	10,868
	$94,459	$7	$(271)	$94,195
The contractual maturities of marketable securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,201	$49,144
Due after one year to five years	45,258	45,051
	$94,459	$94,195
Property and Equipment, Net
Property and equipment, net consisted of the following:

	July 1, 2018	December 31, 2017
	(in thousands)
Computer and lab equipment	$16,063	$14,295
Computer software	888	795
Furniture and fixtures	1,680	1,589
Leasehold improvements	3,982	3,977
Sub-total	22,613	20,656
Accumulated depreciation and amortization	(9,775)	(8,145)
Property and equipment, net	$12,838	$12,511
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.5 million, respectively, for the three months ended July 1, 2018 and July 2, 2017, and $1.7 million and $1.0 million, respectively, for the six months ended July 1, 2018 and July 2, 2017.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inventory
Inventory consisted of the following:

	July 1, 2018	December 31, 2017
	(in thousands)
Raw materials	$8,182	$5,812
Work in progress	3,301	1,069
Finished goods	9,908	5,781
	$21,391	$12,662
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	July 1, 2018	December 31, 2017
	(in thousands)
Accrued customer rebates	$8,808	$8,710
Accrued payroll and related benefits	5,168	3,411
Accrued expenses	2,785	4,507
Accrual for inventory purchases	2,740	2,124
ESPP employee contributions	866	706
Other	2,788	1,607
	$23,155	$21,065
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets at fair value at July 1, 2018 on a recurring basis as follows:

	Fair Value as of July 1, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$3,106	$—	$—	$3,106
Commercial paper	—	1,500	—	1,500
Total cash equivalents	3,106	1,500	—	4,606
Marketable Securities:				—
Corporate debt securities	—	91,033	—	91,033
Government debt securities	—	5,628	—	5,628
Total marketable securities	—	96,661	—	96,661

Total cash equivalents and marketable securities	$3,106	$98,161	$—	$101,267

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Foreign currency derivative forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads, and are classified at Level 2 of the fair value hierarchy.
Total notional and net fair values for foreign exchange derivative contracts designated as hedging instruments as of July 1, 2018 were as follows:

Derivative Assets*			Derivative Liabilities*
	Notional Amount	Fair Value		Notional Amount	Fair Value
( in thousands)
Current assets	$2,529	$58	Current liabilities	$14,223	$463
Non-current assets**	761	39	Non-current liabilities**	4,377	164
Total foreign exchange contracts	$3,290	$97	Total foreign exchange contracts	$18,600	$627

*	The Company recorded a net derivative liability of $0.5 million as of July 1, 2018. There were no derivative assets or liabilities recorded for the comparative periods in fiscal 2017.
**	Non-current derivative assets and liabilities were discounted at the prevailing risk-free interest rate.
Common Stock Warrants
During the three months ended July 1, 2018, the remaining 58,006 common stock warrants of those originally issued in September 2015 were exercised at $2.50 per share. There were no outstanding common stock warrants as of July 1, 2018.
As of December 31, 2017, warrants issued and outstanding were as follows:

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
6.     Derivative Financial Instruments
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. For accounting purposes, foreign currency forward contracts are designated as hedging instruments and, accordingly, the Company will record the fair value of the effective portion of these contracts as of the end of its’ reporting period in its’ condensed consolidated balance sheets (as an asset or a liability) with changes in fair value recorded within “Accumulated other comprehensive loss” under “Total stockholders’ equity”. The fair value of the derivative financial instruments are combined together on the balance sheet whenever there is a master netting arrangement in place. The changes in fair value will remain in “Accumulated other comprehensive loss” until the costs are recognized, at which time the Company will reclassify the cumulative change of fair value relating to the hedges proportionately into the respective line items on the condensed consolidated income statements. Any changes in fair value of the ineffective portion of the forward contracts will be recognized immediately in the Company’s consolidated income statement under “Other income, net”.
In concurrence with the implementation of its hedging program during three months ended July 1, 2018, the Company early-adopted the provisions of ASU 2017-12 as of the beginning of the second quarter of fiscal 2018 on a prospective basis. The early-adoption of ASU 2017-12 did not result in any adjustment to the Company’s consolidated financial statements as of the beginning of the second quarter of fiscal 2018 as the Company did not enter into any hedge accounting activities in prior reporting periods.
The effects of derivative instruments and hedging activities on the condensed consolidated statement of operations was immaterial for the three and six months ended July 1, 2018 and its effect on the condensed consolidated statement of comprehensive loss from changes in fair value for each of the three and six months ended July 1, 2018 was $0.5 million. The Company did not enter into any hedging activities for the comparative periods in fiscal 2017.
7.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of July 1, 2018 (in thousands):

2018 (remaining six months)	$1,405
2019	2,761
2020	2,417
2021	1,918
2022	4,085
Total minimum lease payments	$12,586
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended July 1, 2018 and July 2, 2017 was $0.8 million and $0.4 million, respectively, and $1.5 million and $0.7 million, respectively, for the six months ended July 1, 2018 and July 2, 2017.
Purchase Commitments
The Company has purchase obligations of $24.1 million that are based on outstanding purchase orders as of July 1, 2018, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time,

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of July 1, 2018.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at July 1, 2018.
Commitments
In April 2012, an agreement was entered into with Joint Stock Company “RUSNANO” (“RUSNANO”) (formerly Open Joint Stock Company “RUSNANO”), which required the Company to form a wholly-owned subsidiary in the Russian Federation and to provide funding to the subsidiary in the three years following April 16, 2012. This wholly-owned subsidiary performs research and development activities for the Company. Funding means cash transfers to the subsidiary for equity investments, reimbursements of subsidiary operating expenses and Company expenses related to the subsidiary. RUSNANO also requires participation in subsidiary financial decisions.
In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of July 1, 2018, the Company had met the minimum funding requirements and no penalty had been incurred.
As of July 1, 2018, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $3.3 million, of which $0.7 million is due payable in fiscal 2018 and $2.6 million is due payable within the subsequent two years.
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
8.     Long-term Debt
Loan and Security Agreement
The Company’s Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) a revolving line of credit, and (iii) a mezzanine loan. The mezzanine loan was canceled upon its expiration in fiscal 2017 and the revolving line of credit expired in May 2018.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

July 1, 2018

Options issued and outstanding	4,906,677
RSUs issued and outstanding	2,116,319
Shares available for ESPP	1,418,697
Shares available for future stock awards	2,578,321
11,020,014
During the six months ended July 1, 2018, the Company granted 1,370,190 restricted stock units (“RSUs”) and 666,250 options to employees. During the six months ended July 2, 2017, the Company granted 822,435 RSUs and 511,750 options to employees.
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36th of the total number of shares originally granted per month for 36 months. At July 1, 2018, 29,000 shares remained subject to the Company’s right of repurchase.
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
10.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands)
Cost of revenue	$62	$42	$96	$85
Research and development	2,529	1,414	4,922	2,619
Sales and marketing	593	410	1,577	763
General and administrative	1,145	708	2,326	1,211
Total stock-based compensation expense	$4,329	$2,574	$8,921	$4,678
The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands)
Stock options	$1,008	$881	$2,176	$1,681
RSU awards	2,713	1,231	5,516	1,950
ESPP shares	608	462	1,229	1,047
Total stock-based compensation expense	$4,329	$2,574	$8,921	$4,678
11. Income Taxes
The Company recorded an income tax benefit of $0.5 million and an income tax provision of $0.2 million, for the three months ended July 1, 2018 and July 2, 2017, respectively, and an income tax benefit of $0.5 million and an income tax provision of $0.7 million for the six months ended July 1, 2018 and July 2, 2017, respectively. The income tax benefit consists primarily of discrete excess stock based tax benefits. In the fourth quarter of fiscal 2017, management concluded that the valuation allowance for the Company's U.S. federal and state (with the exception of California) deferred tax assets was no longer needed primarily due to the emergence from cumulative losses over the previous three years.
As of July 1, 2018, based on the available objective evidence, management still believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes (except for California). We will continue to maintain a valuation allowance in those jurisdictions deemed necessary until sufficient positive evidence exists to support reversal. Such assessment may change in the future as further evidence becomes available.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax federal and state tax laws that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, and 100% disallowance of entertainment expense.
The Tax Act adds new provisions relating to “foreign derived intangible income” (“FDII”) and “global intangible low-taxed income” (“GILTI”). The Company has completed an analysis for FDII and GILTI and due to the forecasted results of the Company, there is currently no impact on the provision.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes (“ASC 740”) for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company is still within the measurement period as of

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the second quarter of fiscal 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carry-forwards (“NOLs”) or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
We have completed an analysis under Section 382 of the Code through December 31, 2016 and determined that there was no significant limitation to the utilization of NOL or tax credit carryforwards before they expire. We are in the process of updating the study through the current year and will update for any significant limitations to the utilization of NOL or tax credit carryforwards in the current year upon completion of the study.
12.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.3 million for the six months ended July 1, 2018.
13.     Related Party Transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, resigned from the board in accordance with his previously announced intentions, effective June 5, 2018 in connection with the Company’s Annual Meeting of Stockholders. As a result, Mr. Tan ceased to be a related party to the Company. Mr. Tan is the President and Chief Executive Officer of Cadence Design Systems, Inc. (“Cadence”), an electronic design automation software and engineering services company.
Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. In fiscal 2017, the Company entered into a software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The Company classified the software licenses as definite long-lived intangible assets in its condensed consolidated balance sheets amounting to approximately $2.4 million as of July 1, 2018, net of accumulated amortization of approximately $0.8 million. Under the terms of this arrangement, the Company amortized fees of approximately $0.2 million and $0.7 million during the three months ended July 1, 2018 and July 2, 2017, respectively, and $0.5 million and $1.8 million during the six months July 1, 2018 and July 2, 2017, respectively, in its condensed consolidated statements of operations.
During the three months ended July 1, 2018, the Company engaged Cadence for design and development services related to integrated circuits amounting to approximately $1.8 million.

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
Our Management’s Discussion and Analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our Company.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2018 to the corresponding periods in 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations as of July 1, 2018.
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We apply our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to our customers. Wi-Fi is a ubiquitous standard for wireless network connectivity, defined by the Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 standardization body working group that is rapidly evolving to deliver continued performance improvements while maintaining backward compatibility.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue during the periods shown:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Percentage of revenue)
Customer:
A	13%	12%	14%	13%
B	29%	15%	24%	14%
Over 99% of our revenue was generated outside the United States for the three and six months ended July 1, 2018 and July 2, 2017, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars. Refer to Note 1 to the condensed consolidated financial statements, The Company and Summary of Significant Accounting Policies, for further details of the Company’s revenue by geographic region.
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
Second Quarter 2018 and Recent Highlights
Revenue increased $6.3 million, or 13%, to $53.4 million for the three months ended July 1, 2018 and net income increased by $0.9 million for the same period when compared to the three months ended July 2, 2017. Revenue increased $13.6 million, or 16%, to $98.5 million for the six months ended July 1, 2018 and net loss increased by $1.5 million for the same period when compared to the six months ended July 2, 2017.
Gross profit increased $2.1 million, or 9%, to $25.9 million in the three months ended July 1, 2018 and increased $6.3 million, or 15%, to $48.6 million in the six months ended July 1, 2018 when compared to the corresponding periods in 2017.
The increase in revenue and gross profit were primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes. Operating expenses increased $2.1 million, or 9%, to $25.6 million for the three months ended July 1, 2018 and increased $9.5 million, or 22%, to $51.9 million when compared to the corresponding periods in 2017, primarily due to the continued expansion of our operations.
We generated cash from operations of $3.9 million for the six months ended July 1, 2018 and ended the second quarter of 2018 with cash and cash equivalents and marketable securities of $120.1 million, up 1% from December 31, 2017. On January 2, 2018, we extinguished our term loans by paying down the remaining outstanding balance of $3.9 million (including interest and early termination fees). See "Liquidity and Capital Resources" below for further details.
As of July 1, 2018, we had 387 employees, up 2% from 380 employees at the end of the fourth quarter of 2017, and up 11% from 348 employees at the end of the second quarter of 2017. We expect our headcount to continue to grow as we scale our business.
In the first six months of fiscal 2018, we publicly announced that we: partnered with Canal+ Group to deliver an end-to-end solution that enables wireless HD video redistribution from set-top box to a companion Over-The-Top (OTT) set-top box; enhanced Wi-Fi features on our QSR10G chipset family targeting gateways and access points that significantly improve the user experience of mobile Wi-Fi clients; partnered with Greenwave Systems, Inc., to deliver a full duplex 4x4 802.11ac Wave 2 Wi-Fi extender for superior whole-home coverage; collaborated with Icotera to deliver innovative next-generation fiber gateway and Wi-Fi access point solutions to the European market; introduced ViSiON, an innovative cloud-based service for Quantenna enabled devices using advanced analytics to accelerate and improve service provider deployments of best-in-class Wi-Fi devices; successfully integrated our full host offload, Spartan Wi-Fi booster, mesh repeater and access point solutions into more than 20 shipping OEM and ODM designs targeting turnkey implementation by service providers; and announced the new QSR10GU-AX Plus, a new enhanced solution targeting gateways and access points based on the draft IEEE 802.11ax standard that incorporates many unique performance features only offered by us.
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
Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$53,427	100.0%	$47,085	100.0%
Cost of revenue (1)	27,563	51.6	23,314	49.5
Gross profit	25,864	48.4	23,771	50.5
Operating expenses (1)
Research and development	17,084	32.0	16,055	34.1
Sales and marketing	3,979	7.4	3,276	7.0
General and administrative	4,518	8.5	4,106	8.7
Total operating expenses	25,581	47.9	23,437	49.8
Income from operations	283	0.5	334	0.7
Interest expense	—	—	(141)	(0.3)
Other income, net	230	0.4	186	0.4
Income before income taxes	513	0.9	379	0.8
(Provision) benefit for income taxes	519	1.0	(210)	(0.4)
Net income	$1,032	1.9%	$169	0.4%
Net income per share:
Basic	$0.03		$0.00
Diluted	$0.03		$0.00
Weighted average shares used to compute basic and diluted net income per share:
Basic	36,511		33,881
Diluted	39,377		38,475

	Six Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$98,544	100.0%	$84,976	100.0%
Cost of revenue (1)	49,915	50.7	42,621	50.2
Gross profit	48,629	49.3	42,355	49.8
Operating expenses (1)
Research and development	34,685	35.2	28,688	33.7
Sales and marketing	8,474	8.6	6,191	7.3
General and administrative	8,716	8.8	7,496	8.8
Total operating expenses	51,875	52.6	42,375	49.8
Loss from operations	(3,246)	(3.3)	(20)	—
Interest expense	—	—	(339)	(0.4)
Other income, net	564	0.6	387	0.5
Income (loss) before income taxes	(2,682)	(2.7)	28	0.1
(Provision) benefit for income taxes	467	0.5	(744)	(0.9)
Net loss	$(2,215)	(2.2)%	$(716)	(0.8)%
Net loss per share:
Basic and diluted	$(0.06)		$(0.02)
Weighted average shares used to compute net loss per share:
Basic and diluted	36,179		33,494

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of revenue	$62	$42	$96	$85
Research and development	2,529	1,414	4,922	2,619
Sales and marketing	593	410	1,577	763
General and administrative	1,145	708	2,326	1,211
Total stock-based compensation expense	$4,329	$2,574	$8,921	$4,678

Comparison of the three and six months ended July 1, 2018 and July 2, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	July 1, 2018	July 2, 2017	Change		% Change	July 1, 2018	July 2, 2017	Change		% Change
	(Dollars in thousands)
Revenue	$53,427	$47,085	$6,342		13%	$98,544	$84,976	$13,568		16%
Cost of revenue	27,563	23,314	4,249		18%	49,915	42,621	7,294		17%
Gross profit	$25,864	$23,771	$2,093		9%	$48,629	$42,355	$6,274		15%
Gross margin	48.4%	50.5%	(210	)bps		49.3%	49.8%	(50	)bps
Revenue. Revenue increased $6.3 million, or 13%, to $53.4 million in the three months ended July 1, 2018 and increased $13.6 million, or 16%, to $98.5 million in the six months ended July 1, 2018 compared to the corresponding periods in 2017, primarily due to higher unit volumes from increased sales of our new 11ac Wave 3 (10G) products. This increase was partially offset by declining sales of our legacy 11n products. We expect revenue will increase in absolute dollars in the third quarter of fiscal 2018 compared to the second quarter of fiscal 2018 due to overall higher unit shipments of our Wi-Fi solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $4.2 million, or 18%, to $27.6 million in the three months ended July 1, 2018 and increased $7.3 million, or 17%, to $49.9 million in the six months ended July 1, 2018 compared to the corresponding periods in 2017, as a result of higher unit volumes and changes to the product mix including an increased concentration of our higher cost 10G product.
Gross profit increased $2.1 million, or 9%, to $25.9 million in the three months ended July 1, 2018 and increased $6.3 million, or 15%, to $48.6 million compared to the corresponding periods in 2017 due to the higher unit volumes and changes to the product mix including an increased concentration of our higher priced 10G product.
Gross margin decreased by 210 basis points, to 48.4%, in the three months ended July 1, 2018 and decreased by 50 basis points, to 49.3%, in the six months ended July 1, 2018 compared to the corresponding periods in 2017, primarily due to changes in our product mix including an increased concentration of our higher cost 10G product. We expect gross margin to increase in the third quarter of fiscal 2018 compared to the second quarter of fiscal 2018 due to cost improvements in our 10G and other products.
Operating Expenses

	Three Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$17,084	32.0%	$16,055	34.1%	$1,029	6%
Sales and marketing	3,979	7.4	3,276	7.0	703	21
General and administrative	4,518	8.5	4,106	8.7	412	10
Total operating expenses	$25,581	47.9%	$23,437	49.8%	$2,144	9%

	Six Months Ended
	July 1, 2018		July 2, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$34,685	35.2%	$28,688	33.8%	$5,997	21%
Sales and marketing	8,474	8.6	6,191	7.3	2,283	37
General and administrative	8,716	8.8	7,496	8.8	1,220	16
Total operating expenses	$51,875	52.6%	$42,375	49.9%	$9,500	22%
Research and Development Expenses.  R&D expenses increased $1.0 million, or 6%, to $17.1 million in the three months ended July 1, 2018 compared to the corresponding period in 2017. The increase was primarily due to a $2.5 million increase in personnel costs, including $1.1 million in stock-based compensation expense, resulting from a 9% increase in headcount to further develop and expand our solutions portfolio and to support increased customer product development activities and $0.5 million in allocated administrative costs. This increase was partially offset by a decrease of $1.1 million in tape-out and lay-out expenses, $0.7 million in equipment related expenses to support and qualify new product platforms and $0.3 million in professional services. We expect that R&D expenses will increase in the third quarter of fiscal 2018 compared to the second quarter of fiscal 2018.
R&D expenses increased $6.0 million, or 21%, to $34.7 million in the six months ended July 1, 2018 compared to the corresponding period in 2017. The increase was primarily due to a $5.2 million increase in personnel costs, including $2.3 million in stock-based compensation expense, resulting from a 12% increase in headcount to further develop and expand our solutions portfolio and to support increased customer product development activities, and $1.2 million in allocated administrative costs. This increase was partially offset by a decrease of $0.4 million in tape-out and lay-out expenses and other expenses.
Sales and Marketing Expenses. S&M expenses increased $0.7 million, or 21%, to $4.0 million in the three months ended July 1, 2018 compared to the corresponding period in 2017, primarily due to an increase of $0.5 million in personnel related costs, including $0.2 million in stock based compensation expense to support our expanding business. We expect that S&M expenses will be flat in the third quarter of fiscal 2018 compared to the second quarter of fiscal 2018.
S&M expenses increased $2.3 million, or 37%, to $8.5 million in the six months ended July 1, 2018 compared to the corresponding period in 2017, primarily due to an increase of $1.9 million in personnel related costs, including $0.8 million in stock based compensation expense to support our expanding business and $0.3 million in allocated administrative costs.
General and Administrative Expenses.  G&A expenses increased $0.4 million, or 10%, to $4.5 million in the three months ended July 1, 2018 compared to the corresponding period in 2017, primarily due to a $1.0 million increase in personnel costs, including $0.4 million in stock-based compensation expense, as we grew our administrative headcount by 31% and $0.6 million in additional facility costs to support the growth of our business. This increase was partially offset by $0.7 million in lower allocated administrative costs and $0.6 million in professional services. We expect that G&A expenses will increase in the third quarter of fiscal 2018 compared to the second quarter of fiscal 2018.
G&A expenses increased $1.2 million, or 16%, to $8.7 million in the six months ended July 1, 2018 compared to the corresponding period in 2017, primarily due to a $2.1 million in personnel costs, including a $1.1 million increase in stock-based compensation expense, as we increased our administrative headcount by 41%, $1.2 million in additional facility costs and $0.4 million in depreciation and amortization expense to support the growth of our business. This increase was partially offset by $1.5 million in lower allocated administrative costs and $1.0 million in professional services.
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of July 1, 2018 and December 31, 2017, we had cash and cash equivalents and marketable securities of $120.1 million and $118.6 million, respectively, and as of July 1, 2018, we had an accumulated deficit of $129.4 million. On November 2, 2016, we consummated our IPO and received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and other offering expenses.
Credit Facilities
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) includes (i) term loans, (ii) a revolving line of credit, and (iii) a mezzanine loan. The mezzanine loan was canceled upon its expiration in fiscal 2017 and the revolving line of credit expired in May 2018.
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
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,851	$6,932
Investing activities	(4,846)	(68,621)
Financing activities	$136	$2,875
Cash flows from Operating Activities.
Net cash provided by operating activities for the six months ended July 1, 2018 and July 2, 2017 was $3.9 million and $6.9 million, respectively.
Net cash provided by operating activities for the six months ended July 1, 2018 of $3.9 million resulted from non-cash expenses of $8.9 million in stock based compensation, $2.3 million of depreciation and amortization and $0.9 million of non-cash deferred taxes, partially offset by net cash outflow from changes in operating assets and liabilities of $4.5 million and a net loss of $2.2 million. The $4.5 million cash outflow from changes in operating assets and liabilities primarily consisted of$8.7 million in increased inventory due to timing of raw materials purchases and $2.9 million in increased accounts receivable due to timing of collections offset by $5.0 million in increased accounts payable due to timing of payments to our suppliers, a $1.7 million increase in accrued and other current liabilities and a $0.4 million decrease in prepaid expenses and other assets required to support the growth of our business.
Net cash provided by operating activities for the six months ended July 2, 2017 of $6.9 million resulted from non-cash stock based compensation expenses of $4.7 million, a net cash inflow from changes in operating assets and liabilities of $1.7 million, $1.0 million of depreciation and amortization and $0.2 million of non-cash interest expense, offset by a net loss of $0.7 million. The $1.7 million inflow from changes in operating assets and liabilities primarily consists of a $9.9 million increase in accrued and other current liabilities related to expenses required to support the growth of our business and a $2.7 million increase in accounts payable due to timing of payments to our suppliers. This was partially offset by a $5.2 million increase in inventory due to timing of purchases of raw materials, a $3.2 million increase in accounts receivable due to increased sales and timing of collections and a $2.4 million increase in prepaid expenses and other current assets to support the growth of our business.
Cash flows from Investing Activities.
Net cash used in investing activities was $4.8 million for the six months ended July 1, 2018 compared to net cash used in investing activities for the six months ended July 2, 2017 of $68.6 million. Cash used in investing activities for the six months ended July 1, 2018 related to $39.0 million of marketable securities purchases, $1.4 million of property and equipment purchases and $0.6 million of long-term investment purchases, partially offset by maturities of $36.1 million in marketable securities.
Net cash used in investing activities for the six months ended July 2, 2017 was primarily related to $71.2 million of marketable securities purchases and $2.4 million of property and equipment purchases, partially offset by the sale of $5.0 million marketable securities.
Cash flows from Financing Activities.
Net cash provided by financing activities was $0.1 million for the six months ended July 1, 2018, compared to net cash provided by financing activities for the six months ended July 2, 2017 of $2.9 million. Net cash flow provided by financing activities during the six months ended July 1, 2018 reflected $5.3 million in proceeds from the issuance of common stock partially offset by the repayment of $3.9 million in outstanding debt, payment of $0.7 million of taxes withheld for vested stock awards and payments of $0.6 million related to intangible asset purchases.
Net cash provided by financing activities for the six months ended July 2, 2017 primarily reflected proceeds from issuance of common stock of $4.0 million, partially offset by the repayment of $1.1 million in outstanding debt.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of July 1, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$12,586	$2,095	$6,891	$3,355	$245
Commitments(1)	4,900	2,400	2,500	—	—
Software license commitments	3,348	1,488	1,860	—	—
	$20,834	$5,983	$11,251	$3,355	$245
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of July 1, 2018, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of July 1, 2018, we have purchase obligations of $24.1 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.

Off-Balance Sheet Arrangements
As of July 1, 2018, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our critical accounting policies are more fully described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and Note 1, “The Company and Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” of our 2017 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and six months ended July 1, 2018.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $120.1 million and $118.6 million as of July 1, 2018 and December 31, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the six months ended July 1, 2018, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 1, 2018 would have affected the fair value of our investment portfolio by approximately $0.7 million.
Foreign Currency Exchange Risk
To date, all of our revenue and the majority of our operating expenses have been denominated in U.S. dollars. Some operating expenses, primarily associated with our international subsidiaries, are denominated in foreign currencies and are therefore exposed to fluctuations due to changes in foreign currency exchange rates, which may cause us to recognize transaction gains and losses in our consolidated statements of operations. During the three months ended July 1, 2018, we established a currency risk management program to hedge against fluctuations and volatility of future cash flows caused by changes in currency exchange rates. Under this program, our strategy is to have increases or decreases in foreign currency exposures mitigated by gains or losses on the foreign currency forward derivative contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. This strategy reduces, but does not always entirely eliminate, the impact of currency exchange rate movements. Refer to Note 6 to the condensed consolidated financial statements, Derivative Instruments, for further details.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2018, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Because of the material weakness in our internal control over financial reporting as previously disclosed in our final prospectus, dated October 27, 2016, or the Prospectus, and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 and December 31, 2017, and as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2018, our disclosure controls and procedures were not effective. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Management’s Remediation Efforts
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. Since the beginning of fiscal 2017 and through the second quarter of fiscal 2018, we have increased our dedicated finance and accounting personnel, including certified public accountants and several finance support team members. We have also implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. We believe these individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process. During the second quarter of fiscal 2018, we continued to validate and test the design and operating effectiveness of our internal controls.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our solutions must also successfully operate with products from other vendors. As a result, when problems occur in a customer product in which our solution is used, it may be difficult to identify the source of these problems. The products of our customers that use our solutions can also be very complex, which can increase the possibility of design, development or production issues. For example, our customers may be dependent on the successful development and testing of our solutions with products from other vendors as well as the availability on a timely and cost-effective basis of all of the necessary components used in our customers’ final products. The occurrence of hardware and software errors, whether or not caused by our solutions, could result in the delay or loss of market adoption of our solutions, and therefore delay our ability to recognize revenue from sales, and any necessary repairs may cause us to incur significant expenses. The occurrence of any such problems could harm our business, results of operations and financial condition.
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
We have incurred net losses in the past and may incur net losses in the future. For the six months ended July 1, 2018 and July 2, 2017, we incurred net losses of $2.2 million and $0.7 million, respectively. As of July 1, 2018, we had an accumulated deficit of $129.4 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco service provider consumer premise equipment (CPE) business by Technicolor in 2015 and the acquisition of Pace plc, by ARRIS Group, Inc., in 2016; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016, the proposed acquisition of NXP Semiconductors by Qualcomm announced in October 2016 and abandoned in July 2018 after failing to obtain regulatory approval in China, and the acquisition of Cavium Inc. by Marvell announced in November 2017 and completed in July 2018. In addition, in November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm. Broadcom subsequently withdrew and terminated its offer to acquire Qualcomm in March 2018 after the President of the United States issued an executive order prohibiting the acquisition of Qualcomm by Broadcom.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. While this matter was favorably settled by us for an immaterial amount, we cannot predict the results of other future litigation with other third parties. See Note 7, “Commitments and Contingencies” contained in the Notes to Consolidated Financial Statements of our this Annual Report on Form 10-K. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of July 1, 2018, we had 57 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
In particular, the United States has recently enacted significant changes, and has indicated it may seek additional changes, with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, and immigration, tax and corporate governance laws and regulations. For example, during the first half of 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the United States, respectively. For example, in July 2018 the United States Trade Representative announced potential additional tariffs of 10% on over 6,000 categories of products imported from China with a value of $200 billion, which may include certain networking equipment. The United States has also announced potential tariffs on other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact our business, or the business of our customers, partners or vendors. However, our business operations, as well as the businesses of our customers and vendors on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States, China and Europe. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.

Additionally, the United States has announced restrictions on exports involving specific companies. In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security imposed a denial of export privileges against Zhongxing Telecommunications Equipment Corporation (“ZTE”) and a second ZTE entity. These restrictions were subsequently lifted in July 2018, but may be imposed in the future with little or no advance notice. While the export ban applicable to ZTE has been lifted by the United States, the imposition of any export bans and the resulting uncertainty regarding the eventual resolution or potential for future export bans, can delay or cause the loss of revenue opportunities and harm our results of operations.
Data privacy laws in various jurisdictions are changing significantly and creating a complex regulatory compliance environment. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which requires companies to meet new requirements beginning in May 2018 regarding the use and handling of personal data in the European Union. Failure to meet GDPR requirements could result in penalties of the greater of €20 million or up to 4% of a company’s worldwide revenue, as well as other potential penalties and fines. It can be challenging to comply with these changing laws and our efforts to comply could cause us to incur substantial costs. Failure to comply also subjects us to significant potential penalties, reputational damage and loss of business.
In 2012, we established our Russian subsidiary for research and development activities pursuant to a letter agreement with Joint Stock Company “RUSNANO” (“RUSNANO”). Pursuant to the letter agreement, as amended, we have obligations to periodically fund the subsidiary, and RUSNANO has certain rights regarding the governance and operation of the subsidiary.  While certain of these rights terminated upon completion of our initial public offering, RUSNANO may seek to continue to remain involved with our subsidiary, including its board of directors and use of our subsidiary’s funds. We may incur specified penalties under the letter agreement if we fail to meet any applicable funding obligations, and may incur other unanticipated costs if we are required to restructure our operations in Russia.
We expect that we will continue to rely on our international operations, and our success will depend on our ability to anticipate and effectively manage these and other associated risks. The imposition, or even the mere threat of imposition, of any of the actions described above, or similar actions, increases the overall business risks related to international commerce and creates additional uncertainty in connection with the Company’s international operations. Our failure to successfully manage any of these risks, and take appropriate action in a timely manner in response to any such new developments, could harm our international operations and adversely affect our business.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state and local income, sales and other taxes in the United States and foreign income taxes, withholding taxes and value-added and other transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by challenges to our intercompany arrangements, valuation methodologies and transfer pricing, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into legislation, which contains many significant changes to the U.S. tax laws. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. We are still evaluating the impact of the recently enacted Tax Act, including whether and how state, local and foreign jurisdictions will react to such changes. The changes under the Tax Act could have an adverse impact on our tax liabilities. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition. We may also be audited in various jurisdictions, and such jurisdictions may challenge our intercompany structures or assess additional taxes, interest and penalties, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
We currently have a significant amount of net operating losses, or NOLs, which we expect will reduce our overall tax liability for the foreseeable future. However, if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
In response to the identified material weakness, although we do not believe it has been fully remediated yet, we have taken a number of steps towards remediating this material weakness and improving our internal control over financial reporting. Since the beginning of fiscal 2017 and up to the second quarter of fiscal 2018, we have increased our dedicated finance and accounting personnel, including certified public accountants and several finance support team members and we have further implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of July 1, 2018, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) contains customary covenants, which could restrict our ability to operate and finance our business and operations, such as nonpayment of amounts due under the revolving line of credit, violation of the restrictive covenants, violation of other contractual provisions, or a material adverse change in our business. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of any of these covenants could result in default under the loan agreement. In addition, borrowings under this loan agreement are collateralized by certain of our assets, including our receivables and inventory, subject to customary exceptions and limits.
The SVB Loan and Security Agreement includes (i) term loans, (ii) a revolving line of credit, and (iii) a mezzanine loan. The mezzanine loan was canceled upon its expiration in fiscal 2017 and the revolving line of credit expired in May 2018.
On December 31, 2017, the Company sought to effect the extinguishment of its term loans under the SVB Loan and Security Agreement, of which approximately $3.9 million (including interest and early termination fees) remained outstanding. The payment for the extinguishment of the term loans was processed on January 2, 2018. See Note 8 to the Notes to condensed consolidated financial statements, Long-Term Debt, for further details.
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
Although we hedge a portion of our international currency exposure, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on business, operating results and financial condition.
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
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our SVB Loan and Security Agreement imposes restrictions on our ability to pay dividends on our common stock. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

QUANTENNA COMMUNICATIONS, INC.

Date: July 30, 2018	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2018	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)