Form 10-Q
period 2018-09-30
QUANTENNA COMMUNICATIONS INC
filed 2018-10-30
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of October 26, 2018, 37,394,790 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$34,559	$24,432
Marketable securities	97,471	94,195
Accounts receivable	20,081	26,786
Inventory	21,578	12,662
Prepaid expenses and other current assets	6,512	2,744
Total current assets	180,201	160,819
Deferred tax assets	37,443	35,422
Property and equipment, net	13,418	12,511
Intangible and other assets, net	3,571	3,952
Total assets	$234,633	$212,704
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,255	$3,754
Accrued liabilities and other current liabilities	23,220	21,065
Long-term debt, current portion	—	3,943
Total current liabilities	33,475	28,762
Other long-term liabilities	2,670	3,339
Total liabilities	36,145	32,101
Commitments and contingencies (see Note 7)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2018 and December 31, 2017, 37,346,536 and 35,528,880 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	324,931	308,023
Accumulated other comprehensive loss	(894)	(207)
Accumulated deficit	(125,552)	(127,216)
Total stockholders’ equity	198,488	180,603
Total liabilities and stockholders’ equity	$234,633	$212,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Revenue	$59,349	$50,108	$157,893	$135,084
Cost of revenue	29,859	25,591	79,774	68,212
Gross profit	29,490	24,517	78,119	66,872
Operating expenses:
Research and development	17,783	15,011	52,468	43,699
Sales and marketing	3,833	3,363	12,307	9,553
General and administrative	4,886	3,735	13,602	11,231
Total operating expenses	26,502	22,109	78,377	64,483
Income (loss) from operations	2,988	2,408	(258)	2,389
Interest expense	—	(103)	—	(442)
Other income, net	243	223	807	610
Income before income taxes	3,231	2,528	549	2,557
Benefit (provision) for income taxes	648	274	1,115	(470)
Net income	$3,879	$2,802	$1,664	$2,087
Net income per share:
Basic	$0.10	$0.08	$0.05	$0.06
Diluted	$0.10	$0.07	$0.04	$0.05
Weighted average shares used to compute basic and diluted net income per share:
Basic	37,070	34,734	36,476	33,907
Diluted	40,026	38,525	39,425	38,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Net income	$3,879	$2,802	$1,664	$2,087
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	105	12	(22)	(20)
Unrealized losses on derivative instruments	(247)	—	(664)	—
Other comprehensive gain (loss), net of tax	(142)	12	(686)	(20)
Comprehensive income	$3,737	$2,814	$978	$2,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities	(in thousands)
Net income	$1,664	$2,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,467	1,566
Stock-based compensation expense	12,923	7,447
Deferred income taxes	(1,821)	—
Other	705	347
Changes in assets and liabilities:
Accounts receivable	6,705	(8,340)
Inventory	(8,916)	(7,880)
Prepaid expenses and other current assets	(3,768)	(22)
Deferred rent and other assets	159	(790)
Accounts payable	6,498	5,119
Accrued liabilities and other current liabilities	2,075	14,660
Net cash provided by operating activities	19,691	14,194
Cash flows from investing activities
Purchase of property and equipment	(3,962)	(6,961)
Purchase of long-term investment	(590)	—
Purchase of marketable securities	(47,917)	(104,044)
Proceeds from sales of marketable securities	—	3,670
Maturities of marketable securities	44,259	12,239
Net cash used in investing activities	(8,210)	(95,096)
Cash flows from financing activities
Proceeds from issuance of common stock, net	6,091	5,083
Payments of taxes withheld for vested stock awards	(2,428)	(626)
Payments related to intangible asset purchase	(815)	—
Repayments of long-term debt	(3,943)	(1,756)
Net cash (used in) provided by financing activities	(1,095)	2,701
Effect of exchange rates on cash and cash equivalents	(259)	—
Net increase (decrease) in cash and cash equivalents	10,127	(78,201)
Cash and cash equivalents
Beginning of period	24,432	117,045
End of period	$34,559	$38,844
Supplemental disclosure of cash flow information
Interest paid during the period	$—	$342
Income taxes paid during the period	$180	$746
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (“2017 Annual Report on Form 10-K”).
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
Significant Accounting Policies
During the three and nine months ended September 30, 2018, there have been no changes in our significant accounting policies as described in the 2017 Annual Report on Form 10-K, except as discussed below:
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted Accounting Standard Codification (“ASC”) Topic 606 (“ASC Topic 606”) as of January 1, 2018 using the modified retrospective transition method. Based on the evaluation of its current contracts and revenue streams under the new standard, the Company identified a change in accounting relating to customer rebate arrangements. Under the new standard, the Company is required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is recognized. In order to estimate this amount, the Company used historical data to determine an estimate of breakage which was applied to the amount of customer rebate due under its contractual arrangements. The cumulative effect upon adoption of ASC Topic 606 was not material and did not have a material impact on the Company’s consolidated financial position or results of operations. The impact of the estimate of breakage for the three and nine months ended September 30, 2018 of $0.2 million and $0.6 million, respectively, recorded as a result of applying the new revenue standard is not considered material to revenue or any other affected financial statement line items.
The following table sets forth the Company’s revenue by geographic region, based on ship-to destinations (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$54,832	92%	$46,864	94%
Europe, Middle East and Africa	4,409	8	3,051	6
Americas	108	—	193	—
Total	$59,349	100%	$50,108	100%

	Nine Months Ended		Nine Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$144,528	92%	$125,040	93%
Europe, Middle East and Africa	13,221	8	9,789	7
Americas	144	—	255	—
Total	$157,893	100%	$135,084	100%
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Recent Accounting Pronouncements
On February 14, 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows a company to elect to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income at the time of the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance previously charged to income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company decided to early adopt ASU 2018-02 during the three months ended September 30, 2018 with no material impact to our condensed consolidated financial statements as a result of this adoption.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., foreign currency) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company early-adopted ASU 2017-12 during the second quarter of fiscal 2018 when it commenced its hedging activities and which did not result in any adjustment to the Company’s condensed consolidated financial statements as of the beginning of the second quarter of fiscal 2018. Refer to Note 6 to the condensed consolidated financial statements, Derivative Instruments, for further details.
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(in thousands, except per share data)
Net income	$3,879	$2,802	$1,664	$2,087

Weighted-average shares outstanding - basic	37,070	34,734	36,476	33,907
Dilutive effect of stock options, ESPP and RSUs	2,956	3,791	2,949	4,512
Weighted average shares outstanding - diluted	40,026	38,525	39,425	38,419
Net income per share:
Basic	$0.10	$0.08	$0.05	$0.06
Diluted	$0.10	$0.07	$0.04	$0.05
The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(in thousands)
Shares available for Employee Stock Purchase Plan (ESPP)	16	—	8	—
Restricted Stock Units (RSUs)	47	104	172	881
Options to purchase common stock	1,289	672	1,436	672
Total	1,352	776	1,616	1,553
4.     Balance Sheets Components
Marketable Securities
Marketable securities at September 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$91,438	$6	$(291)	$91,153
Government debt securities	6,339	—	(21)	6,318
	$97,777	$6	$(312)	$97,471

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The contractual maturities of marketable securities as of September 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$79,848	$79,668
Due after one year to five years	17,929	17,803
	$97,777	$97,471
Marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$83,570	$7	$(250)	$83,327
Government debt securities	10,889	—	(21)	10,868
	$94,459	$7	$(271)	$94,195

The contractual maturities of marketable securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,201	$49,144
Due after one year to five years	45,258	45,051
	$94,459	$94,195
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer and lab equipment	$16,950	$14,295
Computer software	968	795
Furniture and fixtures	1,739	1,589
Leasehold improvements	4,363	3,977
Sub-total	24,020	20,656
Accumulated depreciation and amortization	(10,602)	(8,145)
Property and equipment, net	$13,418	$12,511
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.5 million, respectively, for the three months ended September 30, 2018 and October 1, 2017, and $2.7 million and $1.6 million, respectively, for the nine months ended September 30, 2018 and October 1, 2017.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inventory
Inventory consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$7,481	$5,812
Work in progress	2,121	1,069
Finished goods	11,976	5,781
	$21,578	$12,662
Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued customer rebates	$9,044	$8,710
Accrued payroll and related benefits	5,683	3,411
Accrued expenses	2,688	4,507
Accrual for inventory purchases	980	2,124
ESPP employee contributions	2,261	706
Other	2,564	1,607
	$23,220	$21,065
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets at fair value on a recurring basis as shown below except for cash held at banks that are measured at historical cost and which are therefore not included in the tables below.

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$1,254	$—	$—	$1,254
Commercial paper	—	2,499	—	2,499
Government debt securities	—	648	—	648
Total cash equivalents	1,254	3,147	—	4,401
Marketable Securities:				—
Corporate debt securities	—	91,153	—	91,153
Government debt securities	—	6,318	—	6,318
Total marketable securities	—	97,471	—	97,471

Total cash equivalents and marketable securities	$1,254	$100,618	$—	$101,872

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
Total notional and net fair values for foreign exchange derivative contracts designated as hedging instruments as of September 30, 2018 were as follows:

Derivative Assets*			Derivative Liabilities*
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)
Current assets	$309	$3	Current liabilities	$18,021	$768
Non-current assets**	1,967	14	Non-current liabilities**	3,925	93
Total foreign exchange contracts	$2,276	$17	Total foreign exchange contracts	$21,946	$861

*	The Company recorded a net derivative liability of $0.8 million as of September 30, 2018. There were no derivative assets or liabilities recorded for the comparative periods in fiscal 2017.
**	Non-current derivative assets and liabilities were discounted at the prevailing risk-free interest rate.
Common Stock Warrants
There were no common stock warrants exercised during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the remaining 58,006 common stock warrants of those originally issued in September 2015 were exercised at $2.50 per share. There were no outstanding common stock warrants as of September 30, 2018.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
6.     Derivative Financial Instruments
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. For accounting purposes, foreign currency forward contracts are designated as hedging instruments and, accordingly, the Company will record the fair value of the effective portion of these contracts as of the end of its’ reporting period in its’ condensed consolidated balance sheets (as an asset or a liability) with changes in fair value recorded within “Accumulated other comprehensive loss” under “Total stockholders’ equity”. The fair values of the derivative financial instruments are combined together on the balance sheet whenever there is a master netting arrangement in place. The changes in fair value will remain in “Accumulated other comprehensive loss” until the costs are recognized, at which time the Company will reclassify the cumulative change of fair value relating to the hedges proportionately into the respective line items on the condensed consolidated income statements. Any changes in fair value of the ineffective portion of the forward contracts will be recognized immediately in the Company’s consolidated income statement under “Other income, net”.
In concurrence with the implementation of its hedging program, the Company early-adopted the provisions of ASU 2017-12 as of the beginning of the second quarter of fiscal 2018 on a prospective basis. The early-adoption of ASU 2017-12 did not result in any adjustment to the Company’s consolidated financial statements as of the beginning of the second quarter of fiscal 2018 as the Company did not enter into any hedge accounting activities in prior reporting periods.
The effects of derivative instruments and hedging activities on the condensed consolidated statement of operations and its effect on the condensed consolidated statement of comprehensive loss from changes in fair value for the three and nine months ended September 30, 2018 was as follows:

	Location and Amount of Loss Recognized for Hedging Activities:
	Condensed Consolidated Statement of Operations				Condensed Consolidated Statement of Comprehensive Loss (pre-tax)
	Research and Development	Sales and Marketing	General and Administrative	Total
	(in thousands)
Total expense from foreign currency hedging	$189	$39	$13	$241	$314
Effects of foreign currency cashflow hedging:
Loss reclassified from condensed consolidated statement of comprehensive loss	$(189)	(39)	(13)	(241)	$241
Loss recognized in condensed consolidated statement of comprehensive loss	$—	$—	$—	$—	$555

The Company did not enter into any hedging activities for the comparative periods in fiscal 2017.
7.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of September 30, 2018 (in thousands):

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2018 (remaining three months)	$747
2019	2,819
2020	2,344
2021	1,900
2022 and beyond	4,055
Total minimum lease payments	$11,865
The Company leases office space under arrangements expiring through 2026. Rent expense for the three months ended September 30, 2018 and October 1, 2017 was $0.7 million and $0.4 million, respectively, and $2.2 million and $1.2 million, respectively, for the nine months ended September 30, 2018 and October 1, 2017.
Purchase Commitments
The Company has purchase obligations of $16.9 million that are based on outstanding purchase orders as of September 30, 2018, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company pays all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of September 30, 2018.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2018.
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
In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of September 30, 2018, the Company had met the minimum funding requirements and no penalty had been incurred.
As of September 30, 2018, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $3.0 million, of which $0.3 million is due payable in fiscal 2018 and $2.7 million is due payable within the subsequent two years.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

September 30, 2018

Options issued and outstanding	4,562,312
RSUs issued and outstanding	1,861,257
Shares available for ESPP	1,418,697
Shares available for future stock awards	2,580,091
10,422,357
During the nine months ended September 30, 2018, the Company granted 1,489,046 restricted stock units (“RSUs”) and 666,250 options to employees. During the nine months ended October 1, 2017, the Company granted 1,041,629 RSUs and 516,750 options to employees.
Options Subject to Repurchase
The Company has a right of repurchase with respect to unvested shares issued upon early exercise of options at an amount equal to the lower of (i) the exercise price of each restricted share being repurchased and (ii) the fair market value of such restricted share at the time the Company’s right of repurchase is exercised. The Company’s right to repurchase these shares lapses as to 1/36th of the total number of shares originally granted per month for 36 months. During the three months ended

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2018, 22,000 unvested shares which were early-exercised were repurchased by the Company. As of September 30, 2018, there were no more unvested shares subject to the Company’s right of repurchase.
10.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(in thousands)
Cost of revenue	$50	$38	$146	$123
Research and development	2,248	1,367	7,170	3,986
Sales and marketing	541	416	2,118	1,179
General and administrative	1,163	948	3,489	2,159
Total stock-based compensation expense	$4,002	$2,769	$12,923	$7,447
The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(in thousands)
Stock options	$1,010	$858	$3,186	$2,539
RSU awards	2,753	1,603	8,269	3,553
ESPP shares	239	308	1,468	1,355
Total stock-based compensation expense	$4,002	$2,769	$12,923	$7,447
11. Income Taxes
The Company recorded an income tax benefit of $0.6 million and $0.3 million, for the three months ended September 30, 2018 and October 1, 2017, respectively, and an income tax benefit of $1.1 million and an income tax provision of $0.5 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. The income tax benefit consists primarily of discrete excess stock based tax benefits. The provision for income taxes consists primarily of income taxes in the foreign jurisdictions in which we conduct business.
In the fourth quarter of fiscal 2017, management concluded that the valuation allowance for the Company's U.S. federal and state (with the exception of California) deferred tax assets was no longer needed primarily due to the emergence from cumulative losses over the previous three years.
As of September 30, 2018, based on the available objective evidence, management still believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes. We will continue to maintain a valuation allowance in those jurisdictions deemed necessary until sufficient positive evidence exists to support reversal. Such assessment may change in the future as further evidence becomes available.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax federal and state tax laws that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes (“ASC 740”) for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company is still within the measurement period as of the third quarter of fiscal 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
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
We have completed an analysis under Section 382 of the Code through December 31, 2017 and determined that there was no significant limitation to the utilization of NOL or tax credit carryforwards before they expire. We are in the process of updating the study through the current year and will update for any significant limitations to the utilization of NOL or tax credit carryforwards in the current year upon completion of the study.
12.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.4 million for the nine months ended September 30, 2018.
13.     Related Party Transactions
Purchases from Cadence Design Systems, Inc.
Lip-Bu Tan, a member of the Company’s board of directors since June 2015, resigned from the board in accordance with his previously announced intentions, effective June 5, 2018 in connection with the Company’s Annual Meeting of Stockholders. As a result, Mr. Tan ceased to be a related party to the Company during the second quarter of fiscal 2018 which ended on July 1, 2018. Mr. Tan is the President and Chief Executive Officer of Cadence Design Systems, Inc. (“Cadence”), an electronic design automation software and engineering services company.
Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. In fiscal 2017, the Company entered into a software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The Company classified the software licenses as definite long-lived intangible assets in its condensed consolidated balance sheets amounting to approximately $2.4 million as of July 1, 2018, net of accumulated amortization of approximately $0.8 million. Under the terms of this arrangement, the Company amortized fees, in its condensed consolidated statements of operations, of approximately $0.5 million during the six months ended July 1, 2018, and approximately $2.0 million and $3.7 million during the three and nine months ended October 1, 2017, respectively.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended July 1, 2018, the Company engaged Cadence for design and development services related to integrated circuits amounting to approximately $1.8 million.

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
Our Management’s Discussion and Analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our Company.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2018 to the corresponding periods in 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations as of September 30, 2018.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue during the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Percentage of revenue)
Customer:
A	34%	18%	28%	15%
B	*	10%	*	*
C	13%	*	*	*
Over 99% of our revenue was generated outside the United States for the three and nine months ended September 30, 2018 and October 1, 2017, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars. Refer to Note 1 to the condensed consolidated financial statements, The Company and Summary of Significant Accounting Policies, for further details of the Company’s revenue by geographic region.
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
Third Quarter 2018 and Recent Highlights
Revenue increased $9.2 million, or 18%, to $59.3 million for the three months ended September 30, 2018 and net income increased by $1.1 million, or 38% to $3.9 million for the same period when compared to the three months ended October 1, 2017. Revenue increased $22.8 million, or 17%, to $157.9 million for the nine months ended September 30, 2018 and net income decreased by $0.4 million, or 20%, to $1.7 million for the same period when compared to the nine months ended October 1, 2017.
Gross profit increased $5.0 million, or 20%, to $29.5 million in the three months ended September 30, 2018 and increased $11.2 million, or 17%, to $78.1 million in the nine months ended September 30, 2018 when compared to the corresponding periods in 2017. Gross margin decreased by 80 basis points, to 49.7%, in the three months ended September 30, 2018 and remained unchanged at 49.5%, in the nine months ended September 30, 2018 compared to the corresponding periods in 2017.
The increase in revenue and gross profit were primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes of our 11ac products. Changes in our gross margin were primarily due to changes in our product mix including an increased concentration of our higher cost 11ac Wave 3 (10G) product. Operating expenses increased $4.4 million, or 20%, to $26.5 million for the three months ended September 30, 2018 and increased $13.9 million, or 22%, to $78.4 million when compared to the corresponding periods in 2017, primarily due to the continued expansion of our operations.
We generated cash from operations of $19.7 million for the nine months ended September 30, 2018 and ended the third quarter of 2018 with cash and cash equivalents and marketable securities of $132.0 million, up 11% from December 31, 2017. See "Liquidity and Capital Resources" below for further details.
As of September 30, 2018, we had 410 employees, up 8% from 380 employees at the end of the fourth quarter of 2017, and up 10% from 372 employees at the end of the third quarter of 2017. We expect our headcount to continue to grow as we scale our business.

In the third quarter of fiscal 2018, we publicly announced that we:

•	partnered with Aerial Technologies to bring the latest in Wi-Fi motion detection technology to the market;

•	demonstrated over 1Gbps of Wi-Fi throughput using Quantenna QSR10GU-AX PLUS and QSR10G, each independently communicating with commercially available mobile products from Intel Corp.;

•	powered Deutsche Telekom’s award-winning Speedport Pro gateway with Quantenna’s Wave 3 10G solution, using its full 12 stream capabilities;

•	released and sampled to customers the QSR5GU-AX PLUS, a dual-band, 9-stream 802.11ax solution;

•	Orange Poland launched their new dual-band dual-concurrent Wi-Fi repeater based on our QV860 chipset;

•	joined forces with SoftAtHome to accelerate the availability of Wi-Fi solutions based on the latest draft of IEEE 802.11ax standard; and

•	integrated Plume’s Adaptive WiFi™ AI driven mesh solution into our QSR5GU-AX PLUS solution to deliver whole-home mesh networking.
We plan to continue to introduce our Wi-Fi solutions and related technologies that increase our addressable market and expand our selling opportunities into the strategic customers which we serve.
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
Because of this extended sales cycle, our revenue is highly dependent upon the ongoing achievement of service provider design wins, including our Wave 2 11ac, Wave 3 11ac and 11ax product solutions. We expect future revenue to depend upon sales to service providers with whom we have existing relationships as well as our ability to garner design wins with new service providers with whom we currently do not have relationships or sales. Further, because we expect revenue relating to our earlier generation solutions to decline in the future, we consider these design wins critical to our future success.
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
In general, our latest generation solutions have higher prices compared to our prior generation solutions. As is typical in the semiconductor industry and consistent with our historical trends, we expect the ASPs of our solutions to decline as those solutions mature and unit volumes increase. These ASP declines often occur with improvements in manufacturing yields and lower wafer, assembly and testing costs, which may offset some or all of the margin reduction that results from lower ASPs.
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
We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including ASPs, sales volume, and wafer, assembly and testing costs. The recent trade disputes and tariff increases may also impact gross margins. We believe the primary driver of our gross margin is the ASPs negotiated between us and our customer partners, relative to the wafer, assembly and testing costs for our Wi-Fi solutions. As each of our Wi-Fi solutions matures and sales volumes increase, we expect ASPs to decline. Historically, such ASP declines have often coincided with lower wafer, assembly and testing costs, which have offset some or all of the gross margin reduction resulting from lower ASPs. In the future, we expect our gross margin to fluctuate as a result of changes in ASPs, introductions of new Wi-Fi solutions, changes in our product and customer mix, and changes in wafer, assembly and testing costs.
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
Other Income, Net
Other income, net consists primarily of interest income from our cash and cash equivalents and marketable securities portfolio, and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision (Benefit) for Income Taxes
Provision for income taxes consists primarily of alternative minimum tax and income taxes in the foreign jurisdictions in which we conduct business. Income tax benefit consists primarily of discrete excess stock based tax benefits.
Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$59,349	100.0%	$50,108	100.0%
Cost of revenue (1)	29,859	50.3	25,591	51.1
Gross profit	29,490	49.7	24,517	48.9
Operating expenses (1)
Research and development	17,783	30.0	15,011	30.0
Sales and marketing	3,833	6.5	3,363	6.7
General and administrative	4,886	8.2	3,735	7.4
Total operating expenses	26,502	44.7	22,109	44.1
Income from operations	2,988	5.0	2,408	4.8
Interest expense	—	—	(103)	(0.2)
Other income, net	243	0.4	223	0.4
Income before income taxes	3,231	5.4	2,528	5.0
Benefit for income taxes	648	1.1	274	0.5
Net income	$3,879	6.5%	$2,802	5.5%
Net income per share:
Basic	$0.10		$0.08
Diluted	$0.10		$0.07
Weighted average shares used to compute basic and diluted net income per share:
Basic	37,070		34,734
Diluted	40,026		38,525

	Nine Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$157,893	100.0%	$135,084	100.0%
Cost of revenue (1)	79,774	50.5	68,212	50.5
Gross profit	78,119	49.5	66,872	49.5
Operating expenses (1)
Research and development	52,468	33.2	43,699	32.3
Sales and marketing	12,307	7.8	9,553	7.1
General and administrative	13,602	8.6	11,231	8.3
Total operating expenses	78,377	49.6	64,483	47.7
Income (loss) from operations	(258)	(0.1)	2,389	1.8
Interest expense	—	—	(442)	(0.3)
Other income, net	807	0.5	610	0.4
Income before income taxes	549	0.4	2,557	1.9
Benefit (provision) for income taxes	1,115	0.6	(470)	(0.3)
Net income	$1,664	1.0%	$2,087	1.6%
Net income per share:
Basic	$0.05		$0.06
Diluted	$0.04		$0.05
Weighted average shares used to compute basic and diluted net income per share:
Basic	36,476		33,907
Diluted	39,425		38,419

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of revenue	$50	$38	$146	$123
Research and development	2,248	1,367	7,170	3,986
Sales and marketing	541	416	2,118	1,179
General and administrative	1,163	948	3,489	2,159
Total stock-based compensation expense	$4,002	$2,769	$12,923	$7,447

Comparison of the three and nine months ended September 30, 2018 and October 1, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Nine Months Ended
	September 30, 2018	October 1, 2017	Change		% Change	September 30, 2018	October 1, 2017	Change	% Change
	(Dollars in thousands)
Revenue	$59,349	$50,108	$9,241		18%	$157,893	$135,084	$22,809	17%
Cost of revenue	29,859	25,591	4,268		17%	79,774	68,212	11,562	17%
Gross profit	$29,490	$24,517	$4,973		20%	$78,119	$66,872	$11,247	17%
Gross margin	49.7%	48.9%	80	bps		49.5%	49.5%	—%
Revenue. Revenue increased $9.2 million, or 18%, to $59.3 million in the three months ended September 30, 2018 and increased $22.8 million, or 17%, to $157.9 million in the nine months ended September 30, 2018 compared to the corresponding periods in 2017, primarily due to higher unit volumes from increased sales of our new 11ac Wave 3 (10G) products and our 11ac Wave 2 products. This increase was partially offset by declining sales of our legacy 11n products. We expect revenue will increase in absolute dollars in the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018 due to overall higher unit shipments of our 11ac Wi-Fi solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $4.3 million, or 17%, to $29.9 million in the three months ended September 30, 2018 and increased $11.6 million, or 17%, to $79.8 million in the nine months ended September 30, 2018 compared to the corresponding periods in 2017, as a result of higher unit volumes and changes to the product mix including an increased concentration of our higher cost 10G product.
Gross profit increased $5.0 million, or 20%, to $29.5 million in the three months ended September 30, 2018 and increased $11.2 million, or 17%, to $78.1 million compared to the corresponding periods in 2017 due to the higher unit volumes and changes to the product mix including an increased concentration of our higher priced 10G product.
Gross margin decreased by 80 basis points to 49.7%, in the three months ended September 30, 2018 and remained unchanged at 49.5%, in the nine months ended September 30, 2018 compared to the corresponding periods in 2017, primarily due to changes in our product mix including an increased concentration of our higher cost 10G product. We expect gross margin to increase slightly in the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018 due to cost improvements in our 10G and other products.
Operating Expenses

	Three Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$17,783	30.0%	$15,011	30.0%	$2,772	18%
Sales and marketing	3,833	6.5	3,363	6.7	470	14
General and administrative	4,886	8.2	3,735	7.4	1,151	31
Total operating expenses	$26,502	44.7%	$22,109	44.1%	$4,393	20%

	Nine Months Ended
	September 30, 2018		October 1, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$52,468	33.2%	$43,699	32.3%	$8,769	20%
Sales and marketing	12,307	7.8	9,553	7.1	2,754	29
General and administrative	13,602	8.6	11,231	8.3	2,371	21
Total operating expenses	$78,377	49.6%	$64,483	47.7%	$13,894	22%
Research and Development Expenses.  R&D expenses increased $2.8 million, or 18%, to $17.8 million in the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to a $2.4 million increase in personnel costs, including $0.9 million in stock-based compensation expense, resulting from a 6% increase in headcount to further develop and expand our solutions portfolio and support increased customer product development activities, $0.6 million in allocated administrative costs and $0.3 million in equipment related expenses to support and qualify new product platforms. This increase was partially offset by a decrease of $0.4 million in tape-out and lay-out expenses and $0.2 million in professional services. We expect that R&D expenses will increase in the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018.
R&D expenses increased $8.8 million, or 20%, to $52.5 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to a $7.6 million increase in personnel costs, including $3.2 million in stock-based compensation expense, resulting from a 10% increase in headcount to further develop and expand our solutions portfolio and support increased customer product development activities, $1.9 million in allocated administrative costs and $1.0 million in equipment related expenses to support and qualify new product platforms. This increase was partially offset by a decrease of $0.9 million in amortization expense, $0.4 million in tape-out and lay-out expenses and $0.4 million in professional services.
Sales and Marketing Expenses. S&M expenses increased $0.5 million, or 14%, to $3.8 million in the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to an increase of $0.4 million in personnel related costs, including $0.1 million in stock based compensation expense to support our expanding business. We expect that S&M expenses will increase in the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018.
S&M expenses increased $2.8 million, or 29%, to $12.3 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to an increase of $2.3 million in personnel related costs, including $0.9 million in stock based compensation expense to support our expanding business and $0.3 million in allocated administrative costs.
General and Administrative Expenses.  G&A expenses increased $1.2 million, or 31%, to $4.9 million in the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to a $0.9 million increase in personnel costs, including $0.2 million in stock-based compensation expense, as we grew our administrative headcount by 41% to support the growth of our business, $0.4 million in other general administrative expenses, $0.3 million in additional facility costs and $0.3 million in depreciation and amortization expense. This increase was partially offset by $0.8 million in lower allocated administrative costs. We expect that G&A expenses will increase in the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018.
G&A expenses increased $2.4 million, or 21%, to $13.6 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to a $3.0 million increase in personnel costs, including a $1.3 million increase in stock-based compensation expense, as we increased our administrative headcount by 41% to support the growth of our business, $1.4 million in additional facility costs and $0.9 million in depreciation and amortization expense. This increase was partially offset by $2.3 million in lower allocated administrative costs and $0.8 million in legal and professional services.

Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and marketable securities of $132.0 million and $118.6 million, respectively, and as of September 30, 2018, we had an accumulated deficit of $125.6 million. On November 2, 2016, we consummated our IPO and received net proceeds of approximately $97.4 million, after underwriting discounts, commissions and other offering expenses.
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
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,691	$14,194
Investing activities	(8,210)	(95,096)
Financing activities	$(1,095)	$2,701
Cash flows from Operating Activities.
Net cash provided by operating activities for the nine months ended September 30, 2018 and October 1, 2017 was $19.7 million and $14.2 million, respectively.
Net cash provided by operating activities for the nine months ended September 30, 2018 of $19.7 million resulted from a net income of $1.7 million, net cash inflow from changes in operating assets and liabilities of $2.7 million and non-cash expenses of $12.9 million in stock based compensation, $3.5 million of depreciation and amortization and $0.7 million of other non-cash expenses, partially offset by non-cash income of $1.8 million relating to non-cash deferred taxes. The $2.7 million net cash inflow from changes in operating assets and liabilities primarily consisted of a $6.7 million decrease in accounts receivable due to timing of collections, a $6.5 million increase in accounts payable due to timing of payments to our suppliers and a $2.1 million increase in accrued liabilities and other current liabilities, partially offset by $8.9 million in increased inventory due to timing of raw materials purchases and a $3.8 million increase in prepaid expenses and other assets required to support the growth of our business.
Net cash provided by operating activities for the nine months ended October 1, 2017 of $14.2 million resulted from net income of $2.1 million, net cash inflow from changes in operating assets and liabilities of $2.7 million and non-cash expenses of $7.4 million of stock based compensation, $1.6 million of depreciation and amortization, $0.3 million of non-cash interest expense and $0.1 million of accretion of discount on our marketable securities. The $2.7 million cash inflow from changes in operating assets and liabilities primarily consisted of an increase of $14.7 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $5.1 million increase in accounts payable due to timing of payments to our suppliers offset by a $8.3 million increase in accounts receivable due to increased sales and timing of collections, a $7.9 million increase in inventory due to timing of purchases of raw materials and an increase of $0.9 million of other assets.
Cash flows from Investing Activities.
Net cash used in investing activities was $8.2 million for the nine months ended September 30, 2018 compared to net cash used in investing activities for the nine months ended October 1, 2017 of $95.1 million. Cash used in investing activities for the nine months ended September 30, 2018 related to $47.9 million of marketable securities purchases, $4.0 million of property and equipment purchases and $0.6 million of long-term investment purchases, partially offset by maturities of $44.3 million in marketable securities.
Net cash used in investing activities for the nine months ended October 1, 2017 of $95.1 million related to $104.0 million of marketable securities purchases and $7.0 million of property and equipment purchases including $4.1 million related to our new corporate headquarters, partially offset by maturities and sales of $15.9 million in marketable securities.
Cash flows from Financing Activities.
Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities for the nine months ended October 1, 2017 of $2.7 million. Net cash flow used in financing activities during the nine months ended September 30, 2018 reflected the repayment of $3.9 million in outstanding debt, payment of $2.4 million of taxes withheld for vested stock awards and payments of $0.8 million related to intangible asset purchases, partially offset by $6.0 million in proceeds from the issuance of common stock
Net cash flow provided by financing activities during the nine months ended October 1, 2017 reflected $5.1 million in proceeds from issuance of common stock, net, partially offset by repayments of outstanding long-term debt of $1.8 million and payment of $0.6 million of taxes withheld for vested stock awards.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of September 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$11,865	$1,451	$6,840	$3,334	$240
Commitments(1)	4,900	2,400	2,500	—	—
Software license commitments	2,976	1,488	1,488	—	—
	$19,741	$5,339	$10,828	$3,334	$240
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of September 30, 2018, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of September 30, 2018, we have purchase obligations of $16.9 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our critical accounting policies are more fully described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and Note 1, “The Company and Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” of our 2017 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and nine months ended September 30, 2018.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. We are primarily exposed to market risks related to changes in interest rates, foreign currency exchange rates and inflation, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $132.0 million and $118.6 million as of September 30, 2018 and December 31, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the nine months ended September 30, 2018, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2018 would have affected the fair value of our investment portfolio by approximately $0.5 million.
Foreign Currency Exchange Risk
To date, all of our revenue and the majority of our operating expenses have been denominated in U.S. dollars. Some operating expenses, primarily associated with our international subsidiaries, are denominated in foreign currencies and are therefore exposed to fluctuations due to changes in foreign currency exchange rates, which may cause us to recognize transaction gains and losses in our consolidated statements of operations. During the second quarter of fiscal 2018, we established a currency risk management program to hedge against fluctuations and volatility of future cash flows caused by changes in currency exchange rates. Under this program, our strategy is to have increases or decreases in foreign currency exposures mitigated by gains or losses on the foreign currency forward derivative contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. This strategy reduces, but does not always entirely eliminate, the impact of currency exchange rate movements. Refer to Note 6 to the condensed consolidated financial statements, Derivative Instruments, for further details.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Because of the material weakness in our internal control over financial reporting as previously disclosed in our final prospectus, dated October 27, 2016, and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 and December 31, 2017, and as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Management’s Remediation Efforts
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. Since the beginning of fiscal 2017 and through the third quarter of fiscal 2018, we have increased our dedicated finance and accounting personnel, including certified public accountants and several finance support team members. We have also implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. We further updated our internal controls process narratives and performed tests to ensure that our internal control processes performed as documented.
The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. We believe these individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process and continued to validate and test the design and operating effectiveness of our internal controls.
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

Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are currently not party to litigation that could reasonably be expected to have a material adverse effect on our business. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The semiconductor and Wi-Fi industries are characterized by frequent claims and litigation, including claims regarding infringement of intellectual property rights. Litigation is often unpredictable, costly, diverts management’s attention, and may result in an unfavorable outcome, including monetary damages or injunctive relief.
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
We have incurred net losses in the past and may incur net losses in the future. For the nine months ended September 30, 2018 and October 1, 2017, we earned a net income of $1.7 million and $2.1 million, respectively. However, for the six months ended July 1, 2018 and July 2, 2017, we incurred net losses of $2.2 million and $0.8 million, respectively. As of September 30, 2018, we had an accumulated deficit of $125.6 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. While this matter was favorably settled by us for an immaterial amount, we cannot predict the results of other future litigation with other third parties. See Note 7, “Commitments and Contingencies” contained in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of September 30, 2018, we had 59 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We were incorporated in 2005 and only began shipments of our Wi-Fi solutions in 2010. As a result, we have a limited operating history from which to predict future operating results. This limited operating history, combined with the rapidly evolving nature of the markets in which we sell our Wi-Fi solutions, substantial uncertainty concerning how these markets may develop, limited visibility into the purchasing decisions and timing of our customers and end customers, and other factors beyond our control, limit our ability to accurately forecast our future revenue, cost of revenue, operating expense, working capital, and capital investments. Additionally, if we are unable to accurately forecast customer demand or service provider deployments in a timely manner, we may not build enough supply or maintain enough inventory, which could lead to delays in product shipments and lost sales opportunities, as well as cause our customers to identify alternative sources of supply. Alternatively, we may accumulate excess or obsolete inventory. Any of these factors could harm our margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations. If our revenue does not increase as anticipated, we could incur significant losses to the extent we are unable to decrease our expenses in a timely manner to offset any shortfall in future revenue. Any failure to accurately predict our future operating results could cause us to miss our financial projections and adversely affect the price of our common stock.
If we are unable to effectively manage any future growth, we may not be able to execute our business plan and our results of operations could suffer.
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 219 employees as of December 27, 2015 to over 400 employees as of September 30, 2018, and expect our headcount to continue to grow as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to $176.4 million in the year ended December 31, 2017 from $129.1 million in the year ended January 1, 2017, representing a 37% increase. In addition, our revenue increased to $59.3 million in the quarter ended September 30, 2018 from $50.1 million in the quarter ended October 1, 2017, representing an 18% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced or delayed demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities and other risk factors described herein. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
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
Our operations and those of our third-party contractors are vulnerable to interruptions caused by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fires, earthquakes, tsunamis, flooding, power losses, telecommunications failures, terrorist attacks, wars, political unrest and disputes, Internet failures and other events beyond our control. For example, our sole foundry, TSMC, is located in Taiwan, which has been subject to a number of earthquakes, which has in the past impacted, and may in the future impact, the fabrication of our solutions. In addition, a significant portion of our engineering equipment, servers, storage and networking equipment, and other office equipment is located in our offices in the seismically active San Francisco Bay Area and Taiwan. Another example relates to rising political tensions and the potential for one or more countries to engage in hostilities with North Korea that could adversely affect various locations where we or our customers conduct business. If we suffer a significant hazard or outage to these offices and equipment, our business could experience disruption, which could harm our business and negatively impact our business, results of operations and financial condition.
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

•
rapidly changing immigration laws, requirements and processes, which may result in travel restrictions and delays, reduced hiring opportunities of qualified personnel, hiring delays, and increased immigration costs;

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
Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The United States has recently enacted significant changes, and has indicated it may seek additional changes, with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, and tax laws and regulations. For example, during 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the United States, respectively. In particular, in July 2018, the United States Trade Representative announced potential additional tariffs of 10% on over 6,000 categories of products imported from China with a value of $200 billion, including certain networking and Wi-Fi related equipment, which went into effect in September 2018 and is scheduled to increase to a rate of 25% in 2019. Although we do not manufacture any chips in China and have limited test and assembly operations in China, these tariffs have impacted certain of our customers. In addition, many of our impacted customers with China-based production operations have announced plans to move at least some of their production and supply chain activities outside of China, which may impact the timing or amount of product purchases, cause greater inventory volatility, increase costs and otherwise disrupt operations and manufacturing processes. The United States has also announced tariffs on other countries as well as further potential tariffs on China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our customers, partners or vendors. However, our business operations, as well as the businesses of our customers and vendors on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States, China and Europe. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
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

tax laws. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. We are still evaluating the impact of the recently enacted Tax Act, including whether and how state, local and foreign jurisdictions will react to such changes. The changes under the Tax Act could have an adverse impact on our tax liabilities. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. In addition, we will re-evaluate our international operating structure and strategy due to changes to European tax laws, including new European tax laws effective January 1, 2020, which could have an adverse impact on our effective tax rate in the future. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition. We may also be audited in various jurisdictions, and such jurisdictions may challenge our intercompany structures or assess additional taxes, interest and penalties, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
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
In response to the identified material weakness, although we do not believe it has been fully remediated yet, we have taken a number of steps towards remediating this material weakness and improving our internal control over financial reporting. Since the beginning of fiscal 2017 and through the third quarter of fiscal 2018, we have increased our dedicated finance and accounting personnel, including certified public accountants and several finance support team members. We have also implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. We further updated our internal controls process narratives and performed tests to ensure that our internal control processes performed as documented.
The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. We believe these individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process and continued to validate and test the design and operating effectiveness of our internal controls.
While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, we may need to implement additional systems and controls, including further segregation of duties, to help ensure that our internal controls are effective. As a result, we determined that the material weaknesses had not been fully remediated as of September 30, 2018, and there is no assurance that these remediation efforts will be successful. If not properly remediated, this material weakness could result in material misstatements in our financial statements in future periods and impair our ability to comply with accounting and reporting requirements.
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
We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. We also use third-party vendors that store certain confidential or sensitive data. These information technology systems are subject to damage or interruption from a number of potential sources. Security breaches, including cyber-attacks, phishing attacks, attempts to misappropriate or compromise confidential or proprietary information, including personal data, or sabotage information technology systems with malware, viruses or other malicious attacks, are becoming increasingly frequent and more sophisticated. We may not be able to effectively detect, prevent and recover from security breaches, including attacks on information technology and infrastructure by hackers and viruses. Cyber attacks could result in unauthorized parties gaining access to certain confidential business information or personal data, and could include unauthorized third parties obtaining trade secrets and proprietary information related to our solutions. For example, we offer a cloud-based Wi-Fi analytics and monitoring platform that collects certain Wi-Fi network and system data. While we utilize Amazon Web Services for this platform, which provides a number of sophisticated technical and physical controls designed to prevent unauthorized access to or disclosure of customer content, we cannot be certain that such controls will be sufficient to prevent a security breach. It can be difficult, if not impossible, to entirely prevent cyber attacks. As these threats continue to evolve, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, if we experience a cyber security incident, such incident could subject us to legal or regulatory claims or proceedings, disrupt our operations, damage our reputation, cause a loss of confidence in our products and services, negatively impact our stock price and adversely affect our business, results of operations and financial condition.

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
Technology stocks have historically experienced high levels of volatility. Prior to our initial public offering, there had been no public market for shares of our common stock. Since our initial public offering, the trading price of our common stock has fluctuated from an intra-day high of $25.45 to an intra-day low of $9.60 and may continue to fluctuate substantially. These fluctuations depend on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause an investor to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the benefits of our Wi-Fi solutions;

•	departures of key personnel;

•	price and volume fluctuations in the overall stock market or semiconductor market from time to time;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;

•	sales of our common stock by our directors and officers;

•	actual, anticipated or perceived changes, fluctuations or developments in our business, outlook or results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events in our domestic and foreign markets; and

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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

QUANTENNA COMMUNICATIONS, INC.

Date: October 29, 2018	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2018	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)