Form 10-K
period 2018-12-30
QUANTENNA COMMUNICATIONS INC
filed 2019-03-01
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
None
__________________
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market on such date was approximately $506,823,969.

As of February 26, 2019, 38,261,220 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K where indicated are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held in 2019, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 30, 2018.

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

PART I
Item 1. BUSINESS
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We apply our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to our customers. Our technical expertise and focus on innovation enable us to address the increasing complexity inherent in managing Wi-Fi network access for multiple client devices with different high-bandwidth content streams, while simultaneously delivering superior network speed, broad coverage area, and high capacity and reliability. Our innovative solutions have historically addressed the communications service provider, or service provider, market for home networking applications, including home gateways, repeaters, mesh nodes and video clients such as set-top boxes, or STBs, but we are seeking to increasingly address additional end markets, with solutions for retail, outdoor, small and medium business, enterprise, industrial and consumer electronics. As a pioneer in high performance Wi-Fi solutions, we believe that we are well positioned to serve the rapidly evolving Wi-Fi needs of customers in both our existing and future end markets. We also believe our significant engineering expertise in wireless and communications can expand our addressable market beyond Wi-Fi.
Wi-Fi is a ubiquitous standard for wireless network connectivity, defined by the Institute of Electrical and Electronics Engineers, or IEEE, 802.11 standardization body working group that is rapidly evolving to deliver continued performance improvements while maintaining backward compatibility. According to ABI Research, in 2018 approximately 2.9 billion Wi-Fi-enabled devices are expected to ship, of which approximately 0.8 billion were non-portable devices, and cumulatively, over 18 billion Wi-Fi-connected devices are expected to ship worldwide as of the end of 2018. The rapid growth in Wi-Fi connected devices, coupled with the steadily rising volume of global Internet Protocol-based, or IP-based, traffic, such as web browsing, email, Internet audio and video, file sharing, cloud computing and online gaming, has significantly increased the performance requirements of access points that power Wi-Fi networks. The Cisco Visual Networking Index forecasts that monthly worldwide IP traffic over Wi-Fi will grow from 54 exabytes per month in 2017 to 202 exabytes per month in 2022, a compound annual growth rate of 30%. Such requirements have led to the adoption of ever faster and higher performing Wi-Fi with every standard iteration.
The current generation of Wi-Fi standard is 802.11ac, which experienced its initial adoption in 2013. Due to its higher order modulation and spatial streams, which increased to eight compared to four in the prior generation, as well as its introduction of multi-user, multiple input and multiple output (MU-MIMO), the 802.11ac standard provided an opportunity for us to differentiate our solution from our competitors and gain market share by meeting the full performance and standard requirements. The next Wi-Fi standard is 802.11ax, designated as “Wi-Fi 6” by the Wi-Fi Alliance in October 2018, is currently in draft form and anticipated to be ratified in late 2019. Wi-Fi 6 is the latest revision of the 802.11 Wi-Fi standard, which offers improvement in network speeds over its predecessor and accommodates more users and client nodes. Wi-Fi 6 makes use of orthogonal frequency-division multiple access (OFDMA), which allows better multiplexing of various users. We believe once again that our solutions meet the Wi-Fi 6 standard and will differentiate us from our competitors and give us more opportunities to gain market share. Given the limited wireless spectrum available for Wi-Fi networks and the rapidly increasing demand for Wi-Fi-enabled services, the IEEE standardization body continues to define more advanced capabilities for future revisions of the standard, in particular a new standard to be based on the EHT (extremely high throughput) study group which seeks to advance 802.11 technology to the 6 gigahertz, or GHz, unlicensed bands, which offers more than twice the total spectrum the current 2.4GHz and 5GHz Wi-Fi unlicensed bands. The 802.11 standard implementation is left to the chipset vendors, and the inherent complexity and many optional features of the standard result in trade-offs leading to wide-ranging levels of Wi-Fi chipset functionality, performance, power and cost.
As the performance requirements of next generation Wi-Fi increase, a more advanced approach to the design of high-speed wireless communication products is required to address numerous challenges such as increasing Wi-Fi speeds, spectrum sharing, competing traffic, evolving standards, legacy Wi-Fi processing architecture and network interferences. We have pioneered significant enhancements to advanced features such as higher-order Multiple Input and Multiple Output, or MIMO, Multi-User MIMO, or MU-MIMO, transmit beamforming, and additional technologies to achieve superior Wi-Fi performance relative to our competition. Our competitive strengths include support of the most advanced specifications, proprietary technology architectures, and advanced software and system-level algorithms. Furthermore, we have created a series of software products and tools that augment our silicon solutions. These include: ViSiON, a cloud-based Wi-Fi analytics and monitoring platform that remotely diagnoses network inefficiencies; SONiQ, intelligent self-optimizing network software for seamless mesh connectivity between multiple repeaters and multi-access points; and Qdock, a software layer that resides on all of our silicon solutions, enabling an interface for third-party developers and partners to develop new features on our Wi-Fi ecosystem.
Customers choose our Wi-Fi solutions to offer products with differentiated network speed, coverage area, reliability, and capacity. Our solutions portfolio is currently comprised of multiple generations of our radio frequency chip and our digital baseband chip, which together support the IEEE Wi-Fi standards, including 802.11n, 802.11ac and the draft Wi-Fi 6 standard. Radio frequency chips use a combination of analog, digital and high frequency circuits to transmit and receive signals in certain frequencies, such as 2.4 gigahertz and 5GHz for Wi-Fi. Digital baseband chips transmit and receive data to and from radio frequency chips. These chips are typically sold together as a chipset combined with software and system-level reference designs that constitute a highly integrated Wi-Fi solution. We maintain our product differentiation by designing and implementing a variety of innovative system architecture features, as well as advanced software and system-level algorithms.
According to ABI Research, the global market for Wi-Fi chipsets is expected to grow from $4.0 billion in 2017 to $5.5 billion in 2022. We have shipped over 200 million chips to our customers across four semiconductor process generations. Our chips consist of transistors using various advanced semiconductor fabrication technology nodes, which are measured in nanometers, or nm, to address different system requirements. We are currently in volume production in 90nm, 65nm, 40nm and 28nm. During the year ended December 30, 2018, our global original equipment manufacturer, or OEM, and original design manufacturer, or ODM, customers included Arris International plc, or Arris, Foxconn Technology Group or Foxconn, Mitrastar Technology Corp. or Mitrastar, Sagemcom Broadband SAS, or Sagemcom, and Technicolor SA, or Technicolor. During the same period, these OEM and ODM customers supported a number of major service providers in the United States as well as internationally. For the year ended December 30, 2018, our revenue was $220.5 million and our net income was $3.1 million, and we had an accumulated deficit of $124.1 million as of December 30, 2018.
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

•
Service Providers. Service providers, including AT&T, Inc., or AT&T, Comcast Corporation, or Comcast, Cox Communications, Orange S.A., and Telefonica, S.A., are seeking to deploy and manage the best Wi-Fi infrastructure inside the home to enable the connectivity of a growing number of Wi-Fi devices, and to offer a richer complement of value-added services such as high-speed Internet, UHD TV, voice over IP, home security, energy management, cloud computing and gaming. To meet the connectivity and bandwidth demands of such wireless infrastructure, service providers have migrated from home gateways with single-band 2.4GHz 802.11n to dual-band 2.4GHz and 5GHz home gateways and mesh nodes, which include support for 802.11ac and the draft Wi-Fi 6 standards. The Wi-Fi 6 standard not only supports faster speeds but also allows more devices to be simultaneously connected within the home, which is a crucial requirement as the average number of connected devices per household will continue to grow rapidly. Furthermore, service providers desire to offer their customers a seamless Wi-Fi connectivity experience outside the home. They have increased investments in the deployment of Wi-Fi hotspots to support sophisticated roaming and authentication with other hotspots and with customers’ home gateways. As a result, service providers use Wi-Fi to offer a higher performance, lower cost alternative to traditional mobile cellular services.

•
Retail OEMs. Retail OEMs, including Asus, Belkin International, Inc. and NETGEAR, Inc. are focusing on higher performance Wi-Fi as consumers are increasingly motivated to invest in higher-performance Wi-Fi for their homes. Consumers desire high-performance Wi-Fi throughout the home to connect many devices including laptops, smartphones, tablets, TVs, gaming consoles, wireless speakers, thermostats, smoke detectors, home security and other Internet of Things, or IoT applications. As a result, retail OEMs strive to offer routers and mesh repeaters with the latest Wi-Fi technology and performance to provide customers’ homes with the fastest and most reliable speeds. Accordingly, we believe high-performance Wi-Fi routers will constitute an increasing portion of retail OEM router sales.

•
Enterprise OEMs. Enterprise OEMs for enterprise networking are seeking to meet the demands of an increasingly mobile workforce that is connecting to the network via multiple devices beyond a desktop or laptop, such as smartphones and tablets. Enterprises are also seeking to optimize the costs of their networking infrastructure by adopting cost-effective wireless architecture. As a result, enterprise OEMs are increasingly adopting higher performance Wi-Fi in their products to achieve higher speeds and improved wireless network capacity. Capacity refers to the amount of data that can be supported in a given frequency or channel. 802.11ac access points can support almost three times the capacity of 802.11n access points, and Wi-Fi 6 provides even more capacity. Higher capacity translates into a lower cost per bit, which is an important metric when tens, hundreds, or even thousands of access points are deployed in a given enterprise environment. We believe that the combination of higher capacity and lower cost per bit translates into greater enterprise demand for high-performance Wi-Fi enterprise access points.

•
Fixed Wireless Access (FWA). Wireless technology performance has improved to a point where it can provide reliable gigabit level transmissions. This allows wireless to be a viable alternative to fixed line technologies, such as fiber and cable, for last mile broadband access since it does not require the easement and implementation costs to physically deploy the connection. While most FWA systems in the past have used cellular or even proprietary technologies, Wi-Fi (due to its advancements starting with 802.11ac) is now comparable in performance to these incumbent technologies. In addition, Wi-Fi based systems, due to their simplicity versus cellular, have lower costs for not only the base station but also the modems at the end-customer. This may provide an augmentation to the base station connectivity for a next generation 5G network build. Our massive MIMO technology in addition to other features, allows FWA systems to extract the most performance and reliability at the lowest possible costs for FWA. We have existing and new relationships with suppliers and service providers to explore FWA systems.

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
Increasing Wi-Fi Speeds. 802.11ac-based devices are up to 10 times faster than prior generation devices, and Wi-Fi 6 will be even faster, sending data at gigabits per second through the wireless channel, an unpredictable medium filled with physical obstacles, such as walls, doors, and furniture, as well as radio interference, such as Bluetooth, Zigbee, microwave ovens, car alarms, cordless phones and baby monitors. As a result, more advanced digital signal processing techniques, such as MIMO, MU-MIMO, and explicit transmit beamforming, are required to keep up with the increasing performance requirements. A device incorporating MIMO technology transmits signals using more than one antenna and receives signals using more than one antenna, which allows the device to have increased speed and range. MU-MIMO allows multiple client devices to be served by a Wi-Fi access point simultaneously. Explicit transmit beamforming is a technique that enables gateways and access points to direct their signals toward a client rather than covering a larger area, which increases transmission efficiency and ultimately improves Wi-Fi speed, range and reliability. Together, these techniques increase the performance level of 802.11ac and 802.11ax solutions with improved range and more reliable connections, while serving an increased number of simultaneous users.
Spectrum Sharing. Wi-Fi operates in a limited, unlicensed wireless spectrum, as regulated in the United States by the Federal Communications Commission, or FCC. While the 5GHz spectrum used by 802.11ac and Wi-Fi 6 is inherently wider relative to the 2.4GHz spectrum, it is not always entirely available due to regulatory constraints that vary from country to country. For example, in many parts of the world, much of the 5GHz spectrum is reserved for military, weather radar, and air traffic control applications. These regulations mandate that Wi-Fi devices vacate such reserved spectrum upon detection of higher priority applications. To reliably achieve maximum speeds with 802.11ac and Wi-Fi 6, some of this restricted spectrum needs to be utilized. Therefore, a method referred to as Dynamic Frequency Selection, or DFS, needs to be implemented to accurately detect when these channels are available for Wi-Fi use. As bands become wider, it becomes increasingly critical for Wi-Fi applications to operate in the DFS spectrum. In the United States, in the 5GHz frequency band, there are 16 DFS channels that can be used in addition to the nine non-DFS channels. Therefore, a network that can use these DFS channels will increase total system capacity by almost threefold. Implementing efficient use of DFS channels requires complex algorithms.
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
Rapid Evolution of Industry Standards. The IEEE standardization body continually strives to improve Wi-Fi functionality and performance. For example, from 1997 to 2013, Wi-Fi maximum speeds increased from 1Mbps under the 802.11 standard to 6.8 gigabit per second, or Gbps, with the 802.11ac revision, and 9.7 Gbps for draft Wi-Fi 6. All competitors in the Wi-Fi solutions market design their products according to the same IEEE Wi-Fi standards, which have become more complex as each subsequent standard includes an increasing number of specifications for both basic and optional features. While all Wi-Fi products need to incorporate all of the basic specifications under the standards, competitors in the high-performance Wi-Fi solutions market distinguish themselves by the speed with which they introduce new products and the degree to which their products are able to support advanced specifications and optional features such as explicit transmit beamforming, high-order MIMO, and MU-MIMO. Some competitors decide to only implement the mandatory specifications and leave more complex optional features out of their products.
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
We strive to deliver the industry’s highest speed, broadest coverage, highest capacity, and most reliable performance through advanced software and system-level algorithms, Wi-Fi protocol processing using embedded CPUs, and the introduction of a cloud-based Wi-Fi network analytics and monitoring solution. Our solutions allow us to address the industry challenges posed by increasing Wi-Fi speeds, limited spectrum, increasing traffic, legacy Wi-Fi processing architectures and network interference management. We deliver proprietary feature set extensions beyond standard requirements, offering significant performance advantages to the user. Our innovative solutions have historically addressed the service provider market for home networking applications such as home gateways, repeaters, and STBs, and we are increasingly addressing additional end markets, with solutions for home networking and small and medium business applications (e.g., routers and repeaters), enterprise networking (e.g., access points), FWA and consumer applications, including wireless streaming of audio and video, wireless TVs, and wireless speakers.
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

•
Premium Product Positioning. Because of our customers’ product benefits, we believe our high-performance Wi-Fi solutions allows them to command a premium with subscribers, or in the case of retail-oriented products, the end consumer. This allows greater profitability and customer satisfaction for our customer partners.

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
Our competitive strengths include:

•
Market Leadership through Support of the Most Advanced Specifications. We design Wi-Fi solutions that support the most advanced IEEE Wi-Fi optional specifications, which allow us to be a leader in terms of both performance and innovation. For example, we shipped the world’s first 4x4 MIMO solution when our competitors were providing products with support for only 2x2 or 3x3 MIMO. Today, we are the first and only company shipping the full 8x8 MIMO specification of both 802.11ac with our QSR10G Wi-Fi solution, and Wi-Fi 6 with our QSR10GU-AX solution currently sampling, which we believe allows us to offer the highest speed as well as the farthest range. Also, we are the first and only company shipping samples of a 5x5 MIMO solution, which is addressing the Wi-Fi 6 standard. While some of our competitors offer a wider variety of products, many of those products incorporate only basic features for low-performance applications outside our target market segments. In contrast, we focus on segments of the market where advanced features are critical for the targeted application to provide higher performance, such as whole home coverage or video delivery over Wi-Fi.

•
Proprietary Technology Architectures. We design proprietary technology architectures that we deliver through our high-performing chipsets. The 802.11 standard does not dictate implementation and a significant portion of the design is vendor discretionary. We were the first to commercially introduce several new technology architectures, including the first 4-stream and only 802.11n 4x4 chipset in 2010, the first 4x4 802.11ac chipset in 2013 ,the first 802.11ac 8x8 chipset in 2015, and first 802.11ax 8x8 chipset in 2017. In 2018, we introduced the concept of adaptive MIMO at 5GHz, which allows dynamically switching between 8x8 MIMO and dual 4x4 MIMO depending on radio conditions. We were also the first to introduce a 5x5 MIMO chipset architecture. We were the first Wi-Fi solution provider to have integrated 12 chains on a single baseband chip die and eight transmit and eight receive chains on a single radio frequency chip, or RFIC, die as part of a 10Gbps Wi-Fi access point solution. Transmit and receive chains refer to circuitry in the RFIC responsible for transmitting and receiving data, respectively. We believe our proprietary architectures are a key part of what enables us to successfully compete against our larger, more established competitors.

•
Advanced Software and System-Level Algorithms. We enable our innovative Wi-Fi solutions with advanced proprietary software and system-level algorithms that provide superior functionality. For example, we were the first to commercially introduce a number of features built on the 802.11 standards, such as 4x4 MIMO, 5x5 MIMO, 8x8 MIMO, MU-MIMO, and 4x4 universal beamforming. We have integrated advanced digital signal processing, or DSP, algorithms in each of our baseband chips. The process of detecting and decoding the desired data from a noisy environment requires sophisticated DSP algorithms, which we have developed over the last 10 years. These algorithms include explicit transmit beamforming, MIMO, MU-MIMO, and others. We believe these algorithms are crucial to the performance and stability of products integrating our solutions.

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

•
Address Other Wi-Fi Market Segments. We have addressed only a small portion of the retail Wi-Fi and the small and medium business market opportunities, and we have not yet entered the broader enterprise, FWA and consumer electronics markets. We intend to leverage our existing technologies and solutions, as well as broaden our Wi-Fi solutions portfolio, to continue to expand our presence in the retail Wi-Fi market and address the small and medium business, enterprise, consumer electronics, industrial and other markets.

•
Broaden Solutions Beyond Wi-Fi. We believe our existing technologies and wireless engineering expertise, as well as our deep industry relationships, provide us an opportunity to expand beyond the Wi-Fi market through a combination of organic investments and acquisitions.

Our Products and Technology
Our differentiated Wi-Fi system architecture typically consists of a radio frequency integrated circuit (RFIC) and a digital baseband system-on-chip, or baseband SoC. The RFIC transmits and receives at a particular frequency, and the baseband SoC implements system-level algorithms to process physical layer (layer one) functions and additional logic that executes software to process 802.11 protocols from the signals received to and from the RFIC. The RFIC and baseband SoC are placed on a printed circuit board called a “reference design”, where they interact with the rest of the hardware and software system of the end product. In more recent implementations our architecture includes two RFICs to address dual-band capability, while still operating with one baseband SoC.
The typical applications that use our current solutions are:

•
Access Point and Gateways. These applications are at the core of wireless home networking and enterprise access. Our initial solutions supported 2-stream applications with 4x4 5GHz 802.11n, and we have continuously innovated to deliver increasing speeds, culminating in our latest 12-stream (8x8 5GHz + 4x4 2.4GHz), 10Gbps, dual-band dual-concurrent Wi-Fi 6 offering. Our solutions have also evolved from primarily supporting real-time video delivery over Wi-Fi to supporting voice, video, and data. We seek to extend our industry-leading position by continuing to develop solutions to support the next-generation of Wi-Fi applications. We believe that the increasing demands on wireless home networks and enterprise applications will help drive the need for high performance access points and gateways in the marketplace, which we believe will also contribute to greater demand for high-performance Wi-Fi solutions with higher average selling prices, or ASPs, given the benefits they provide to our customers.

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

•
Repeaters and Mesh Nodes. In certain challenging networking environments, repeaters and mesh nodes can be used to provide extended Wi-Fi coverage. Our repeater and distributed access point solutions support advanced functionality, including setup, management, and client connectivity features. We believe repeaters, along with our access point solutions, can play an important role in addressing the growing consumer demand for whole-home coverage.

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

•
Advanced MIMO and MU-MIMO. MIMO technology multiplies the capacity of a wireless connection by allowing access points to transmit and receive multiple streams of data at the same time. MU-MIMO technology permits not only multiple streams to a single device, but also enables multiple client devices to receive multiple streams of data at the same time. When combined, these two features allow the most efficient use of a given channel by offering the highest bits per hertz. A 4x4 MIMO transmission uses four antennas, and an 8x8 MIMO transmission uses eight antennas. We refer to these technologies as higher-order MIMO. Four antennas are used in the 2.4GHz band, and four or eight antennas are used in the 5GHz band. We were the first to commercially introduce MIMO and MU-MIMO for 4x4 802.11n, 4x4 802.11ac, 8x8 802.11ac, and 8x8 Wi-Fi 6. We have experienced wireless system architects and software engineers to lead the implementation of these technologies.

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

We are currently shipping our second generation 4x4 802.11n, third generation 4x4 802.11ac Wi-Fi solutions and fourth generation 8x8 802.11ac in volume, as well as production samples of our fifth generation Wi-Fi 6 10Gbps Wi-Fi solution.
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

For the years ended December 30, 2018, December 31, 2017, and January 1, 2017, substantially all of our revenues have been derived from sales of our Wi-Fi solutions to customers serving the service provider home networking market and were generated outside the United States based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately directed and sold by OEM customers to service providers in North America and Western Europe with an increasing presence in Latin America and Southeast Asia. To date, all of our revenue has been denominated in U.S. dollars. See Note 13 of the Notes to Consolidated Financial Statements, Segment Information and Operations by Geographic Area, included elsewhere in this Annual Report on Form 10-K for information regarding our operations by geographic area. While licensing and non-recurring arrangements are not part of our primary focus, we may enter into such arrangements on an opportunistic basis from time to time.

In 2018, four customers accounted for approximately 52% of our revenue. In 2017, six customers accounted for approximately 52% of our revenue. In 2016, five customers accounted for approximately 54% of our revenue. Technicolor SA, purchasing on behalf of various service providers, accounted for approximately 29% of our revenue in 2018.
Sales and Marketing
We sell our solutions worldwide using a combination of a direct sales force and third-party distributors. We employ direct sales teams in the United States, Europe and Asia who support our OEM and ODM customers and service providers. We have located our sales and marketing teams near our existing OEM and ODM customers and larger service providers in the United States (serving North America), France, Netherlands, Spain, Singapore, China and Taiwan (serving greater Asia). Each salesperson has specific end market expertise. We also employ field application engineers, or FAEs, typically co-located with our direct sales teams, who provide technical pre-sales support to our sales team and assistance to existing and potential customers throughout their design-in and qualification cycles. Our FAE team is organized by end markets as well as core competencies in hardware, software, and wireless systems necessary to support our customers and their target service providers.
To supplement our direct sales team, we have contracts with several independent distributors in Taiwan, Korea, and China. We selected these independent distributors based on their ability to provide effective field sales, marketing communications and technical support for our Wi-Fi solutions. In the case of distributors, our customers place orders through distributors who purchase inventory from us.
Our sales have historically been made on the basis of purchase orders rather than customer specific, long-term agreements. All of our material terms and conditions are consistent with general industry practice but vary from customer to customer. We typically receive purchase orders 16 to 18 weeks ahead of the customer’s desired delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a reliable indicator of our future revenue.
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
Wafer Fabrication, Assembly and Testing
We purchase silicon wafers from Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, our foundry partner, which are then shipped to third-party contractors who assemble and test our chipsets. We currently use several process nodes ranging from 90nm to 28nm. We qualify and utilize multiple TSMC facilities to ensure consistent production performance and redundancy, which is a critical component of our supply chain strategy. We currently use Advanced Semiconductor Engineering in Taiwan and Signetics Corporation in Korea for assembly and testing. All of our material terms and conditions are consistent with general industry practice but vary from vendor to vendor. Our inventory is distributed from the third-party contractors and a contracted warehouse in Taiwan. We require our third-party contractors to have comprehensive quality manufacturing systems, certified at International Organization for Standardization, or ISO, 9000 levels.

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
Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in digital, mixed signal, and RFIC design, system level architecture, and software development. We have assembled our engineering team in the United States, Australia, China, Taiwan, and Russia comprising of 319 engineers worldwide.
We intend to continue to invest in research and development to support and enhance our existing Wi-Fi solutions and design and develop future product offerings.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 30, 2018, we had 59 issued patents in the United States and 5 foreign counterpart patents issued in Taiwan. The issued patents in the United States expire beginning in 2026 through 2037. Our issued patents and pending patent applications relate to MIMO systems, algorithms, circuits, system level optimization and wireless network management.
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
Employees
As of December 30, 2018, we employed a total of 415 people, comprised of 319 in research and development and in operations, and 96 in sales, marketing, and administration. We also engage temporary employees and consultants. We have never had a work stoppage, and we consider our employee relations to be good. None of our employees are represented by a labor organization or subject to a collective bargaining arrangement.
Facilities
Our corporate headquarters is located in San Jose, California and consists of approximately 84,000 square feet, which expires in 2024. We also lease properties in Australia, China, France, Russia, Singapore, Spain and Taiwan which accommodate our design centers and sales support team. Based on our business requirements, the location and size of these leased properties will change from time to time. We do not own any real property.
Corporate Information
We were incorporated in Delaware in November 2005 as mySource Communications, Inc., and we changed our name to Quantenna Communications, Inc. in January 2007. Our headquarters is located at 1704 Automation Parkway, San Jose, California, 95131, and our telephone number is (669) 209-5500. We completed our initial public offering in October 2016 and our common stock is listed on the NASDAQ Global Select Market under the symbol “QTNA.” Unless the context requires otherwise, the words “Quantenna,” “we,” “Company,” “us” and “our” refer to Quantenna Communications, Inc. and our wholly owned subsidiaries.
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
We are largely dependent on sales of leading-edge, high-performance Wi-Fi solutions. The markets we target with our solutions are characterized by rapidly changing technology, changing customer and service provider needs, evolving industry standards, intense competition and frequent introductions of new products. To succeed, we must effectively anticipate customer and service provider requirements and respond to these requirements on a timely basis. For example, we were the first to announce an 802.11ac 8x8 product, our QSR-10G product, in September 2015. We also announced new products based on the draft 802.11ax standard, which was designated as “Wi-Fi 6” by the Wi-Fi Alliance in October 2018, in October 2016 and January 2017. If we fail to develop new Wi-Fi solutions or enhancements to our existing solutions that offer increased features and performance in a cost-effective manner, or if our customers or service providers do not believe that our solutions have compelling technological advantages, our business could be adversely affected. We must also successfully manage the transition from older solutions to new or enhanced solutions to minimize disruptions in our business. In addition, if our competitors introduce new products that outperform our solutions or provide similar performance at lower prices, we may lose market share or be required to reduce our prices. For example, in February 2017, Qualcomm announced a new 8x8 product based on the draft Wi-Fi 6 standard that may compete with our previously announced product. In addition, in August 2017, Broadcom announced new 4x4 Wi-Fi connectivity solutions based on the draft Wi-Fi 6 standard and in January 2018, Intel announced new chipsets based on the draft Wi-Fi 6 standard for mainstream 2x2 and 4x4 home routers and gateways. We expect our competitors will also introduce new products based on new standards and other next generation technologies in the future. In addition, establishment of new standards, such as Wi-Fi 6, must go through an extensive process with the Institute of Electrical and Electronics Engineers as well as an extensive certification process with the Wi-Fi Alliance, and may be subject to delays and revision. Our failure to accurately predict market needs or timely develop Wi-Fi solutions that address market needs could harm our business, results of operations and financial condition.
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
We derive a significant portion of our revenue from a small number of OEMs and ODMs, and we anticipate that we will continue to do so for the foreseeable future. In 2018, four customers accounted for approximately 52% of our revenue. In 2017, six customers accounted for approximately 52% of our revenue. In 2016, five customers accounted for approximately 54% of our revenue. In 2018 and 2017, one customer accounted for more than 10% of our revenue, representing 29% and 16% of our revenue, respectively. In 2016, three customers accounted for more than 10% of our revenues, representing 19%, 11% and 11% of our revenue.
In addition, substantially all of our revenue to date has been generated by sales of our solutions to OEMs and ODMs serving the service provider market for home networking. Based on sell-through information provided to us by our OEM and ODM customers, we estimate that the two largest service providers, which are both based in the United States, represented on a combined basis approximately 34% of our revenue in 2018. The demand from these OEM and ODM customers and, their service provider customers, is subject to fluctuations based on a variety of factors affecting the service provider industry and their related businesses. The loss of a key customer or service provider, or a reduction in sales to any key customer or service provider could negatively impact our revenue, cause us to have excess or obsolete inventory, and harm our business, results of operations and financial condition.

We have an accumulated deficit and have incurred net losses in the past, and we may incur net losses in the future.
We have incurred net losses in the past and may incur net losses in the future. For the years ended December 30, 2018 and December 31, 2017, we generated a net income of $3.1 million and $34.4 million, respectively. However, for the year ended January 1, 2017, we incurred a net loss of $1.9 million. As of December 30, 2018, we had an accumulated deficit of $124.1 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco service provider consumer premise equipment (CPE) business by Technicolor in 2015, the acquisition of Pace plc, by ARRIS Group, Inc., in 2016, and the acquisition of ARRIS International plc by CommScope Holding Company, Inc., which was announced in November 2018 and is expected to close in the first half of 2019; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016, the proposed acquisition of NXP Semiconductors by Qualcomm announced in October 2016 and abandoned in July 2018 after failing to obtain regulatory approval in China, and the acquisition of Cavium Inc. by Marvell announced in November 2017 and completed in July 2018. In addition, in November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm. Broadcom subsequently withdrew and terminated its offer to acquire Qualcomm in March 2018 after the President of the United States issued an executive order prohibiting the acquisition of Qualcomm by Broadcom.
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
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of December 30, 2018, we had 59 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 380 employees as of December 31, 2017 to 415 employees as of December 30, 2018, and we expect our headcount to continue to grow as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
Our results of operations have fluctuated from period to period, and we expect such results to continue to fluctuate as a result of a number of factors, many of which are outside our control and may be difficult to predict, including:

•	the fluctuations in demand for high-performance Wi-Fi products in general;

•	the inherent complexity, length and associated unpredictability of the sales cycles for our Wi-Fi solutions;

•	changing market conditions and competitive dynamics of our markets, including new entrants and current and potential customer or service provider consolidation;

•	timing of introductions of new products by our customers and service providers and our ability to secure design wins related to such products;

•	seasonality and other fluctuations in the ordering patterns of our customers and service providers or other end customers;

•	changes to or inaccurate demand forecasts from our customers and service providers;

•	delays in deployment schedules or program cancellations by service providers, which can result in delays or cancellations of purchases by our customers;

•	the timing and amount of purchase orders, especially from significant customers;

•	reductions in or cancellations of purchase orders by our customers, including with little or no notice;

•	changes in the mix of our sales in the service provider market versus retail, enterprise or consumer electronics end markets and among different customers;

•	declines in average selling prices (“ASPs”) and the extent to which the impact of such declines is offset by increased sales volume or decreased manufacturing and other costs;

•	changes in manufacturing costs, including wafer fabrication, testing and assembly costs, manufacturing yields and product quality and reliability;

•	our ability to develop, introduce and ship new Wi-Fi solutions in a timely manner and anticipate future market demands that meet our customers’ requirements;

•	the timing and amount of tape-out costs;

•	timing of headcount adjustments;

•	the timing and amount of litigation expense or settlement of any litigation or other disputes;

•	volatility in our stock price, which may lead to material changes in stock compensation expense;

•	the impact and timing of taxes or changes in tax law; and

•	our ability to derive benefits from our investments in research, development, sales, marketing, and other activities.

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
To compete effectively in the Wi-Fi marketplace, we rely on industry partners, some of which may be our competitors, to enable and complement our Wi-Fi solutions.
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
You should not consider the growth rate in our revenue in recent periods as indicative of our future performance. For example, our revenue increased to $220.5 million in the year ended December 30, 2018 from $176.4 million in the year ended December 31, 2017, representing a 25% increase. We may not be able to grow at the same rate, or a higher rate, in future periods compared to historical rates. Our revenue may be adversely impacted by various factors, including reduced or delayed demand for our Wi-Fi solutions, increased competition, a decrease in the size of our target markets, and the failure to capitalize on growth opportunities and other risk factors described herein. Moreover, even if our revenue continues to increase in absolute terms, we expect that our revenue growth rate will decline over time as we mature as a public company.
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

•	difficulties and costs associated with staffing and managing international operations;

•	difficulties associated with enforcing and protecting intellectual property rights in some countries;

•	requirements or preferences for in-country products, which could reduce demand for our products;

•	difficulties in enforcing contracts and collecting accounts receivable, which may result in longer payment cycles, especially in emerging markets;

•	potentially adverse tax consequences, including taxes impacting our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity;

•	public health emergencies and other disasters, such as earthquakes and tsunamis, that are more common in certain regions;

•	increased cost of terminating employees in some countries;

•	the effect of currency exchange rate fluctuations;

•	the effect of inflation;

•	political and economic instability;

•	war or hostilities between countries, including, for example, recent escalating hostilities between India and Pakistan; and

•	acts of terrorism.
Additionally, the United States has announced restrictions on exports involving specific companies. In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security imposed a denial of export privileges against Zhongxing Telecommunications Equipment Corporation (“ZTE”) and a second ZTE entity. These restrictions were subsequently lifted in July 2018, but may be imposed in the future with little or no advance notice. Recent reports in December 2018 noted that President Trump is considering an executive order to declare a national emergency and ban U.S. companies from using telecommunications equipment made by Chinese companies Huawei and ZTE. While the prior export ban applicable to ZTE has been lifted by the United States, the imposition of any export bans and the resulting uncertainty regarding the eventual resolution or potential for future export bans, can delay or cause the loss of revenue opportunities and harm our results of operations.
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
We expect that we will continue to rely on our international operations, and our success will depend on our ability to anticipate and effectively manage these and other associated risks. The imposition, or even the mere threat of imposition, of any of the actions described above, or similar actions, increases the overall business risks related to international commerce and creates additional uncertainty in connection with our international operations. Our failure to successfully manage any of these risks, and take appropriate action in a timely manner in response to any such new developments, could harm our international operations and adversely affect our business.
Changes in government trade policies could have an adverse impact on our business or the business of our customers, which may materially adversely affect our business operations, sales or gross margins.
The United States has recently enacted significant changes, and has indicated it may seek additional changes, with respect to a variety of issues, including trade agreements among nations, import and export regulations, tariffs and customs duties, foreign relations, and tax laws and regulations. For example, during 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the United States, respectively. In particular, in July 2018, the United States Trade Representative announced potential additional tariffs of 10% on over 6,000 categories of products imported from China with a value of $200 billion, including certain networking and Wi-Fi related equipment, which went into effect in September 2018 and is scheduled to increase to a rate of 25% in 2019. Although we do not manufacture any chips in China and have limited test and assembly operations in China, these tariffs have impacted certain of our customers. In addition, many of our impacted customers with China-based production operations have announced plans to move at least some of their production and supply chain activities outside of China, which may impact the timing or amount of product purchases, cause greater inventory volatility, increase costs and otherwise disrupt operations and manufacturing processes. The United States has also announced tariffs on other countries as well as further potential tariffs on China. In addition, the United Kingdom's 2016 referendum to withdraw from the European Union, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union and worldwide. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our customers, partners or vendors. However, our business operations, as well as the businesses of our customers and vendors on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States, China and Europe. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state and local income, sales and other taxes in the United States and foreign income taxes, withholding taxes and value-added and other transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by challenges to our intercompany arrangements, valuation methodologies and transfer pricing, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into legislation, which contains many significant changes to the U.S. tax laws. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from as high as 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. We are still evaluating the impact of the recently enacted Tax Act, including whether and how state, local and foreign jurisdictions will react to such changes. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Act or other tax reform legislation could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. In addition, we will re-evaluate our international operating structure and strategy due to changes to European tax laws, including new European tax laws effective January 1, 2020, which could have an adverse impact on our effective tax rate in the future. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition. We may also be audited in various jurisdictions, and such jurisdictions may challenge our intercompany structures or assess additional taxes, interest and penalties, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
We currently have a significant amount of net operating losses, or NOLs, which we expect will reduce our overall tax liability for the foreseeable future. However, if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. See Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details.
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
If our customers adopt new or competing industry standards with which our solutions are not compatible, our existing solutions would become less desirable and our revenue and results of operations would suffer. In addition, changes in government-

imposed requirements, such as maximum power consumption regulations in Europe, can prevent our solutions from being shipped to certain countries if they do not meet such requirements.
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
While we have remediated a prior material weakness in our internal control over financial reporting, we could experience a material weakness in the future that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.
We have experienced a material weakness in the past and could experience one or more material weaknesses in the future. During the course of the preparation of our 2016 consolidated financial statements, we identified a control deficiency in our internal control over financial reporting that we determined constituted a material weakness as previously disclosed in our Prospectus and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 (fiscal 2016) and December 31, 2017 (fiscal 2017). While we have taken a number of steps to improve our internal controls over financial reporting and have successfully remediated this material weakness, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. In addition, if material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of any such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition, or divert financial and management resources from our core business.
We may not be able to maintain an effective system of internal controls and accurately report our financial results on a timely basis, which may adversely affect investor confidence in our company and negatively impact the trading price of our common stock.
Pursuant to the Exchange Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We plan to continue to further document and test our internal controls in order to identify, evaluate and remediate any deficiencies in those internal controls and document the results of our evaluation, testing and remediation, provided, however, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, as we did in preparing our 2015, 2016 and 2017 consolidated financial statements (which we have successfully remediated as of December 30, 2018), that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. In addition, as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), we have taken advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we no longer qualify as an “emerging growth company,” we will be subject to such additional requirements, which will require additional effort, increased costs and further scrutiny. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our products, results of operations and financial condition could be seriously impacted by security breaches, including cyber security incidents.
We rely on several information technology systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee, and other records, and operate other critical functions. We also use third-party vendors that store certain confidential or sensitive data. These information technology systems are subject to damage or interruption from a number of potential sources. In addition, defects and security vulnerabilities could be introduced into the software embedded in our products, and possibly impact the functionality, performance, reliability and security of our products. Security breaches, including cyber-attacks, phishing attacks, attempts to misappropriate or compromise confidential or proprietary information, including personal data, or sabotage information technology systems with malware, viruses or other malicious attacks, are becoming increasingly frequent and more sophisticated. We may not be able to effectively detect, prevent and recover from security breaches, including attacks on information technology and infrastructure by hackers and viruses. Cyber attacks could result in unauthorized parties gaining access to certain confidential business information or personal data, and could include unauthorized third parties obtaining trade secrets and proprietary information related to our solutions. For example, we offer a cloud-based Wi-Fi analytics and monitoring platform that collects certain Wi-Fi network and system data. While we utilize Amazon Web Services for this platform, which provides a number of sophisticated technical and physical controls designed to prevent unauthorized access to or disclosure of customer content, we cannot be certain that such controls will be sufficient to prevent a security breach. It can be difficult, if not impossible, to entirely prevent cyber attacks. As these threats continue to evolve, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, if we experience a cyber security incident, such incident could subject us to legal or regulatory claims or proceedings, disrupt our operations, damage our reputation, cause a loss of confidence in our products and services, negatively impact our stock price and adversely affect our business, results of operations and financial condition.

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
A limited number of stockholders may have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control and other matters requiring stockholder approval.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own a significant portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, and limit your ability to influence the outcome of key transactions, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we have taken advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we have relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California and consisting of approximately 84,000 square feet, which expires in 2024. We also lease properties in Australia, France, Spain, Russia, China, Singapore and Taiwan which accommodate our design centers and sales support team. Based on our business requirements, the location and size of these leased properties will change from time to time. We do not own any real property.
Item 3. LEGAL PROCEEDINGS
From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, and when the outcomes of the claims or proceedings are probable and reasonably estimable. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations, financial position, and cash flows. As of the date of this Annual Report on Form 10-K for the year ended December 30, 2018, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, financial position, and cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the NASDAQ Global Select Market under the symbol “QTNA” since October 28, 2016.
Holders of Record
As of February 26, 2019, there were 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following performance graph compares, for the period beginning on October 28, 2016, the first day of trading of our common stock on the NASDAQ Global Select Market, and ending on December 30, 2018, the last day of our most recent fiscal year, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index. The graph assumes that $100 was invested on October 28, 2016 in each of our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock.

Company/Index	October 28, 2016	January 1, 2017	December 31, 2017	December 30, 2018
Quantenna Communications, Inc	$100	$119	$79	$91
NASDAQ Composite Index	100	104	133	127
Philadelphia Semiconductor Index	$100	$111	$153	$140
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 30, 2018, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
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

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017	December 27, 2015	December 28, 2014
		(1), (2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$220,460	$176,359	$129,069	$83,773	$66,860
Gross profit	109,402	88,151	64,429	41,219	28,649
Net income (loss)	3,083	34,412	(1,895)	(7,045)	(13,598)
Net income (loss) per share:
Basic	0.08	1.00	(0.30)	(9.16)	(20.72)
Diluted	$0.08	$0.89	$(0.30)	$(9.16)	$(20.72)

(1)
The increase in net income for fiscal 2017 was primarily due to the release of $35.3 million of previously established tax valuation allowances. Management believed, based on available objective evidence, that it was more likely than not that the net deferred tax assets will be realized for federal and state purposes except for California. Accordingly, management released its valuation allowance against its federal and state net deferred tax assets as of this date.

(2)	Revenue for fiscal 2017 included approximately $2.0 million of accrued customer rebate relating to the reversal of accrued customer rebate liabilities that were extinguished.

	As of
	December 30, 2018	December 31, 2017	January 1, 2017	December 27, 2015	December 28, 2014
			(3)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$136,149	$118,627	$117,045	$18,850	$18,320
Working Capital	154,220	132,057	127,981	28,287	21,091
Total assets	245,656	212,704	154,789	46,667	43,533
Total liabilities	39,169	32,101	26,041	17,635	23,078
Total stockholders’ equity (deficit)	$206,487	$180,603	$128,748	$(155,672)	$(149,993)

(3)	We completed our initial public offering in October 2016 (fiscal year ended January 1, 2017).

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
Our management’s discussion and analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us.

•	Results of Operations. Analysis of our financial results comparing fiscal 2018 to the corresponding year in fiscal 2017 and comparing fiscal 2017 to the corresponding year in fiscal 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations and off-balance sheet arrangements as of December 30, 2018.
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
We sell our Wi-Fi solutions directly to global original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who, in turn, resell to OEMs, ODMs and CMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We also seek to address additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications, (iii) fixed wireless access (FWA), and (iv) potential future opportunities from consumer electronics OEMs for consumer connected home applications. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(Percentage of revenue)
Customer:
A	29%	16%	11%
B	*	*	19%
C	*	*	11%
________________________

*	Customer percentage of revenue was less than 10%.

Substantially all of our revenue as of December 30, 2018 has been derived from sales to customer partners serving the service provider home networking market.
Almost all of our revenue was generated outside the United States for the years ended December 30, 2018, December 31, 2017, and, January 1, 2017, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars. Refer to Note 13 to the consolidated financial statements, Segment Information and Operations by Geographic Area, for further details of the Company’s revenue by geographic region.
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
Fiscal 2018 Highlights
Revenue increased $44.1 million, or 25%, to $220.5 million in 2018 and net income decreased by $31.3 million as compared to the same period in 2017. Gross profit increased $21.3 million, or 24%, in 2018 as compared to the same period in 2017. The increase in revenue and gross profit were primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes of our 11ac products. Gross margin in 2018 was flat as compared to the same period in 2017 and changes in our gross margin were primarily due to changes in our product mix including an increased concentration of our higher cost 11ac Wave 3 (10G) product.
Operating expenses increased $18 million, or 20%, to $107 million in 2018 as compared to the same period in 2017, primarily due to the continued expansion of our operations. The decrease in net income in 2018 was primarily due to the release of $35.3 million of previously established valuation allowances as of December 31, 2017 as management believed that, based on the available objective evidence, it was more likely than not that the net deferred tax assets will be realized for federal and state purposes except for California. Accordingly, management released its valuation allowance against its federal and state net deferred tax assets as of December 31, 2017.
We generated cash from operations of $24.8 million for the year ended December 30, 2018 and had cash and cash equivalents and marketable securities of $136.1 million as of December 30, 2018, up 14.8% compared to December 31, 2017.

As of December 30, 2018, we had 415 employees (of which 77% were engaged in research and development activities), up from 380 employees (of which 79% were engaged in research and development activities) as of December 31, 2017. We expect our headcount to continue to grow as we scale our business.
In 2018, we publicly announced that we:

•	partnered with Canal+ Group to deliver an end-to-end solution that enables wireless HD video redistribution from set-top box to a companion Over-The-Top (OTT) set-top box;

•	enhanced Wi-Fi features on our QSR10G chipset family targeting gateways and access points that significantly improve the user experience of mobile Wi-Fi clients;

•	partnered with Greenwave Systems, Inc., to deliver a full duplex 4x4 802.11ac Wave 2 Wi-Fi extender for superior whole-home coverage;

•	collaborated with Icotera to deliver innovative next-generation fiber gateway and Wi-Fi access point solutions to the European market;

•	introduced ViSiON, an innovative cloud-based service for Quantenna enabled devices using advanced analytics to accelerate and improve service provider deployments of best-in-class Wi-Fi devices;

•
successfully integrated our full host offload, Spartan Wi-Fi booster, mesh repeater and access point solutions into more than 20 shipping OEM and ODM designs targeting turnkey implementation by service providers;

•
announced the new QSR10GU-AX Plus, a new enhanced solution targeting gateways and access points based on the draft 802.11ax standard, which was designated as “Wi-Fi 6” by the Wi-Fi Alliance in October 2018, that incorporates many unique performance features only offered by us;

•	partnered with Aerial Technologies to bring the latest in Wi-Fi motion detection technology to the market;

•	demonstrated over 1Gbps of Wi-Fi throughput using Quantenna QSR10GU-AX PLUS and QSR10G, each independently communicating with commercially available mobile products from Intel Corp.;

•	powered Deutsche Telekom’s award-winning Speedport Pro gateway with Quantenna’s Wave 3 10G solution, using its full 12 stream capabilities;

•	released and sampled to customers the QSR5GU-AX PLUS, a dual-band, 9-stream Wi-Fi 6 solution;

•	Orange Poland launched their new dual-band dual-concurrent Wi-Fi repeater based on our QV860 chipset;

•	joined forces with SoftAtHome to accelerate the availability of Wi-Fi solutions based on the latest draft Wi-Fi 6 standard;

•	integrated Plume’s Adaptive WiFi™ AI driven mesh solution into our QSR5GU-AX PLUS solution to deliver whole-home mesh networking;

•	reinforced our strategic partnership with Telefónica whereby this leading European service provider will develop new product offerings around our 8x8 MIMO Wi-Fi 6 capabilities;

•
introduced Spartan Essential, a turn-key design targeting multiple consumer Wi-Fi applications such as mesh, access point for wired extenders and simple boosters for upgrading existing gateway wireless LANs;

•	Starry Inc., a next generation service provider using pre-standard 5G millimeter wave technology, will use both our Wi-Fi 6 8x8 MIMO chipsets in their base station technology;

•	provided Wi-Fi 6 reference designs for next generation GPON gateways and routers that were delivered with Cortina Access, Inc.; and

•	Orange S.A., the largest broadband provider in France, is using our Wave 2 technology for its latest generation of repeaters and set-top boxes.

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
Because of this extended sales cycle, our revenue is highly dependent upon the ongoing achievement of service provider design wins, including our Wave 2 11ac, Wave 3 11ac and Wi-Fi 6 product solutions. We expect future revenue to depend upon sales to service providers with whom we have existing relationships as well as our ability to garner design wins with new service providers with whom we currently do not have relationships or sales. Further, because we expect revenue relating to our earlier generation solutions to decline in the future, we consider these design wins critical to our future success.
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
Currently, the majority of our revenue is derived from sales to OEMs and ODMs serving the service provider home networking market, with relatively longer sales cycles, longer customer product development cycles and longer time to shipment, but also with longer product life cycles. However, as we expand into additional end markets, such as retail, small and medium business, enterprise, FWA or consumer electronics, we expect revenue from such markets to increase as a proportion of our revenue over time. The shorter product life cycles associated with such additional end markets typically require greater frequency of design wins, and they may also result in faster time to shipment of our Wi-Fi solutions.
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
Our revenue is generated primarily from sales of our Wi-Fi solutions to our customer partners, net of accruals for estimated sales rebates. In addition, we sell our Wi-Fi solutions to third-party distributors who in turn resell to OEMs and ODMs. Our Wi-Fi solutions are integrated into OEM products, such as gateways, set-top boxes, repeaters or routers, which are then sold primarily to service providers. Our sales have historically been made on the basis of purchase orders against our standard terms and conditions, rather than long-term agreements and revenue is recognized on a sell-in basis. We account for rebates to end-user customer partners based on the rebates expected to be claimed under the terms of the arrangement. Claims for customer rebates are accrued upon shipment to the ODM and adjusted based on historical settlement data. These rebate claim estimates are adjusted based on actual experience over time.
Sales of our Wi-Fi solutions fluctuate primarily based on competition, sales volume, customer inventory and price. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, such as customer product development and deployment cycles and the purchasing patterns of our customer partners and third-party distributors.
Cost of Revenue, Gross Margin
We utilize third-party contractors for the production of the chipsets included in our Wi-Fi solutions. Cost of revenue primarily relates to the purchase of silicon wafers from our third-party foundry, and costs associated with assembly, testing and inbound and outbound shipping of our wafers and chipsets. After we purchase wafers from our third-party foundry, we bear the manufacturing yield risk related to assembling and testing these wafers into chipsets, which can result in benefit or expense recorded in cost of revenue. Cost of revenue also includes scrap and inventory obsolescence, royalty costs, and any accruals for warranty obligations, which we record when revenue is recognized. Additionally, cost of revenue includes manufacturing overhead expense, such as personnel cost which primarily consist of compensation costs related to employees, consultants and contractors, including salaries, sales commissions, bonuses, stock-based compensation and other employee benefits, depreciation expense, and allocated administrative costs associated with supply chain management and quality assurance activities as well as property insurance premiums.

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
Research and Development. Our R&D expenses consist primarily of personnel costs to support our R&D activities, including silicon design, software development and testing, and customers partner’s product development support and qualification. R&D expenses also include tape-out costs, which include layout services, mask sets, prototype wafers, mask set revisions, intellectual property license fees, and system qualification and testing incurred before releasing new semiconductor designs into production. In addition, R&D expenses include design software and simulation tools licenses, depreciation expense, and allocated administrative costs. All R&D costs are expensed as incurred.
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
Other Income (Expense), Net
Other income (expense), net consist primarily of interest income from our cash and cash equivalents and marketable securities portfolio, and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Benefit (Provision) for Income Taxes
Provision for income taxes consist primarily of income taxes in the foreign jurisdictions in which we conduct business. The 2017 benefit for income taxes consisted primarily of the release of the company's valuation allowance, the change in the federal tax rate valuing the deferred tax assets due to the Tax Act enacted in 2017, stock compensation, and the difference between the statutory rate and the foreign effective tax rate.

Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Years Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(In thousands except per share data)
Revenue	$220,460	100.0%	$176,359	100%	$129,069	100.0%
Cost of revenue (1)	111,058	50.4	88,208	50	64,640	50.1
Gross profit	109,402	49.6	88,151	50	64,429	49.9
Operating expenses: (1)
Research and development	71,522	32.4	59,747	34	46,604	36.1
Sales and marketing	16,303	7.4	14,040	8	8,091	6.3
General and administrative	18,767	8.5	15,299	9	10,559	8.2
Total operating expenses	106,592	48.3	89,086	51	65,254	50.6
Income (loss) from operations	2,810	1.3	(935)	(1)	(825)	(0.7)
Interest expense	—	—	(713)	—	(665)	(0.5)
Other income (expense), net	1,239	0.6	1,118	1	(38)	—
Income (loss) before income taxes	4,049	1.9	(530)	—	(1,528)	(1.2)
Benefit (provision) for income taxes	(966)	(0.4)	34,942	20	(367)	(0.3)
Net income (loss)	$3,083	1.5%	$34,412	20%	$(1,895)	(1.5)%
Net income (loss) per share:
Basic	$0.08		$1.00		$(0.30)
Diluted	$0.08		$0.89		$(0.30)
Weighted-average number of shares used in per share calculations:
Basic	36,744		34,259		6,385
Diluted	39,663		38,484		6,385
________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Cost of revenue	$199	$165	$33
Research and development	9,676	5,616	911
Sales and marketing	2,696	1,763	248
General and administrative	4,718	3,139	1,898
Total stock-based compensation expense	$17,289	$10,683	$3,090

Comparison of the Years Ended December 30, 2018 and December 31, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended
	December 30, 2018	December 31, 2017	Change	% Change
	(Dollars in thousands)
Revenue	$220,460	$176,359	$44,101	25%
Cost of revenue	111,058	88,208	22,850	26
Gross profit	$109,402	$88,151	$21,251	24%
Gross margin	49.6%	50.0%	(40) bps
Revenue. Revenue increased $44.1 million, or 25%, to $220.5 million in 2018 compared to 2017, primarily due to higher unit volumes from increased sales of our new 11ac Wave 3 (10G) products and our 11ac Wave 2 products. This increase was partially offset by declining sales of our legacy 11n products. Revenue for fiscal 2017 included approximately $2.0 million of accrued customer rebates relating to the reversal of accrued customer rebate liabilities that were extinguished or considered remote. We expect that revenue will decrease in absolute dollars in the first quarter of 2019 compared to the fourth quarter of 2018 due to lower unit shipments of our Wi-Fi solutions.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $22.9 million, or 26%, to $111.1 million in 2018 compared to 2017, as a result of higher unit volumes and changes to the product mix including an increased concentration of our higher cost 10G product. Gross profit increased $21.3 million, or 24%, to $109.4 million in 2018 compared to 2017, due to the higher unit volumes and changes to the product mix including an increased concentration of our higher priced 10G product. Gross margin was flat in 2018 compared to 2017. We expect gross margin to increase in the first quarter of 2019 compared to the fourth quarter of 2018 due to cost improvements in our 10G as well as customer mix.
Operating Expenses

	Year Ended
	December 30, 2018		December 31, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$71,522	32%	$59,747	34%	$11,775	20%
Sales and marketing	16,303	7	14,040	8	2,263	16
General and administrative	18,767	9	15,299	9	3,468	23
Total operating expenses	$106,592	48%	$89,086	51%	$17,506	20%
Research and Development Expense.  R&D expenses increased $11.8 million, or 20% to $71.5 million in 2018 compared to 2017. The increase was primarily due to a $9.3 million increase in personnel costs, including $4.1 million in stock-based compensation expense, resulting from a 6% increase in headcount to further develop and expand our solutions portfolio and support increased customer product development activities, $2.1 million in allocated administrative costs due to increased headcount, $0.8 million in equipment related expenses to support and qualify new product platforms and $0.5 million in other expenses. This increase was partially offset by a decrease of $0.5 million in professional services and $0.5 million in tape-out and lay-out expenses. We expect that R&D expenses will be lower in the first quarter of 2019 compared to the fourth quarter of 2018.
Sales and Marketing Expense. S&M expenses increased $2.3 million, or 16%, to $16.3 million in 2018 compared to 2017, primarily due to an increase of $1.7 million in personnel related costs, including $0.9 million in stock based compensation expense to support our expanding business and $0.4 million in allocated administrative costs. We expect that S&M expenses will be higher in the first quarter of 2019 compared to the fourth quarter of 2018.
General and Administrative Expense.  G&A expenses increased $3.5 million, or 23%, to $18.8 million in 2018 compared to 2017, primarily due to a $4.0 million increase in personnel costs, including a $1.6 million increase in stock-based compensation expense, as we increased our administrative headcount by 25% to support the growth of our business, $1.5 million in additional facility costs, $0.7 million in depreciation and amortization expense and $0.4 million in other expenses. This increase was partially offset by $2.4 million in lower allocated administrative costs and $0.9 million in reduced legal and professional services. We expect that G&A expenses will be lower in the first quarter of 2019 compared to the fourth quarter of 2018.
Comparison of the Years Ended December 31, 2017 and January 1, 2017
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended
	December 31, 2017	January 1, 2017	Change	% Change

Revenue	$176,359	$129,069	$47,290	37%
Cost of revenue	88,208	64,640	23,568	36%
Gross profit	$88,151	$64,429	$23,722	37%
Gross margin	50.0%	49.9%	0.1%
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
Revenue for fiscal 2017 included approximately $2.0 million of accrued customer rebates relating to the reversal of accrued customer rebate liabilities that were extinguished or considered remote. Upon the adoption of Accounting Standards Codification Topic No. 606 (“ASC Topic 606”), Revenue from Contracts with Customers on January 1, 2018, customer rebate arrangements are accounted for as variable consideration and we are required to estimate the level of variable consideration. Refer to Note 1 to the Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies - Revenue Recognition, for further details on the impact of adoption of ASC Topic 606.
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

Operating Expenses

	Years Ended
	December 31, 2017		January 1, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(Dollars in thousands)
Operating expenses:
Research and development	$59,747	34%	$46,604	36%	$13,143	28%
Sales and marketing	14,040	8	8,091	6	5,949	74
General and administrative	15,299	9	10,559	8	4,740	45
Total operating expenses	$89,086	51%	$65,254	50%	$23,832	37%
Research and Development Expenses.  R&D expenses increased $13.1 million, or 28% to $59.7 million in 2017 compared to 2016. The increase was due to a $12.4 million increase in personnel costs, including $4.8 million in stock based compensation expense, resulting from an 15% increase in headcount to further develop and expand our solutions portfolio, and to support increased customer product development activities, $1.0 million due to an increase from allocated administrative costs and $1.4 million from equipment related expenses to support and qualify new product platforms. This was partially offset by reduction in tape-outs of $1.5 million and lower professional services of $0.2 million.
Sales and Marketing Expenses.  S&M expenses increased $5.9 million, or 74%, to $14.0 million in 2017 compared to 2016, due primarily to an increase of $4.8 million in personnel related costs, including $1.5 million in stock based compensation, to support our expanding business, $0.4 million in higher consulting expenses, $0.3 million from allocated G&A expenses and $0.2 million in travel related expenses.
General and Administrative Expenses.  G&A expenses increased $4.7 million, or 45%, to $15.3 million in 2017 compared to 2016, primarily due to an increase of $1.9 million in personnel costs, including $1.2 million of stock based compensation expense, as we increased our administrative headcount by 33% to support the growth of our business, $1.8 million in public company legal and consulting expenses, $1.1 million in facility costs, $0.5 million in office equipment and supplies, $0.4 million in insurance costs, $0.3 million in professional fees, $0.3 million in general administrative costs, and $0.2 million in travel related expenses partially offset by $1.9 million allocated administrative costs.
Quarterly Results of Operations
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 30, 2018. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of this information. These quarterly operating results are not necessarily indicative of the results that may be expected for a full year or any other period. This information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Basic and diluted net income (loss) per share for each of the quarters in 2018 and 2017 and for the full years ended December 30, 2018 and December 31, 2017 have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted-average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive.

	Three Months Ended
	Dec 30, 2018	Sep 30, 2018	Jul 1, 2018	Apr 1, 2018	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017
					(a), (b)
	(in thousands, except per share data)
	(unaudited)
Revenue	$62,567	$59,349	$53,427	$45,117	$41,275	$50,108	$47,085	$37,891
Cost of revenue (1)	31,284	29,859	27,563	22,352	19,996	25,591	23,314	19,307
Gross profit	31,283	29,490	25,864	22,765	21,279	24,517	23,771	18,584

Operating expenses (1):
Research and development	19,054	17,783	17,084	17,601	16,048	15,011	16,055	12,633
Sales and marketing	3,996	3,833	3,979	4,495	4,487	3,363	3,276	2,914
General and administrative	5,165	4,886	4,518	4,198	4,069	3,735	4,106	3,389
Total operating expenses	28,215	26,502	25,581	26,294	24,604	22,109	23,437	18,936
Income (loss) from operations	3,068	2,988	283	(3,529)	(3,325)	2,408	334	(352)
Interest expense	—	—	—	—	(272)	(103)	(141)	(197)
Other income, net	432	243	230	334	509	223	186	200
Income (loss) before income taxes	3,500	3,231	513	(3,195)	(3,088)	2,528	379	(349)
Benefit (provision) for income taxes	(2,081)	648	519	(52)	35,413	274	(210)	(535)
Net income (loss)	$1,419	$3,879	$1,032	$(3,247)	$32,325	$2,802	$169	$(884)

Net income (loss) per share - basic	$0.04	$0.10	$0.03	$(0.09)	$0.92	$0.08	$—	$(0.03)
Net income (loss) per share - diluted	$0.04	$0.10	$0.03	$(0.09)	$0.84	$0.07	$—	$(0.03)
Shares used in computing net income (loss) per share - basic	37,527	37,070	36,511	35,848	35,316	34,734	33,881	33,107
Shares used in computing net income (loss) per share - diluted	40,027	40,026	39,377	35,848	38,281	38,525	38,475	33,107

(a)	In the fourth quarter of fiscal 2017, tax benefit of $35.4 million included the release of $35.3 million of previously established valuation allowances.
(b)
In the fourth quarter of fiscal 2017, revenue of $41.3 million included approximately $2.0 million of accrued customer rebate relating to the reversal of accrued customer rebate liabilities that were extinguished.

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (unaudited):

	Dec 30, 2018	Sep 30, 2018	Jul 1, 2018	Apr 1, 2018	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017
	(in thousands)
Cost of revenue	$53	$50	$62	$34	$42	$38	$42	$43
Research and development	2,506	2,248	2,529	2,393	1,630	1,367	1,414	1,205
Sales and marketing	578	541	593	984	584	416	410	353
General and administrative	1,229	1,163	1,145	1,181	980	948	708	503
Total stock-based compensation expense	$4,366	$4,002	$4,329	$4,592	$3,236	$2,769	$2,574	$2,104

	Three Months Ended
	Dec 30, 2018	Sep 30, 2018	Jul 1, 2018	Apr 1, 2018	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017
	(As a percentage of revenue)
	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.0	50.3	51.6	49.5	48.4	51.1	49.5	51.0
Gross profit	50.0	49.7	48.4	50.5	51.6	48.9	50.5	49.0

Operating expenses:
Research and development	30.5	30.0	32.0	39.0	38.9	30.0	34.1	33.3
Sales and marketing	6.4	6.5	7.4	10.0	10.9	6.7	7.0	7.7
General and administrative	8.3	8.2	8.5	9.2	9.8	7.4	8.7	8.9
Total operating expenses	45.1	44.7	47.9	58.2	59.6	44.1	49.8	49.9
Income (loss) from operations	4.9	5.0	0.5	(7.7)	(8.0)	4.8	0.7	(0.9)
Interest expense	—	—	—	—	(0.7)	(0.2)	(0.3)	(0.5)
Other income, net	0.7	0.4	0.4	0.7	1.2	0.4	0.4	0.6
Income (loss) before income taxes	5.6	5.4	0.9	(7.0)	(7.5)	5.0	0.8	(0.8)
Benefit (provision) for income taxes	(3.3)	1.1	1.0	(0.1)	85.8	0.5	(0.4)	(1.4)
Net income (loss)	2.3%	6.5%	1.9%	(7.1)%	78.3%	5.5%	0.4%	(2.2)%
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of December 30, 2018 and December 31, 2017, we had cash and cash equivalents and marketable securities of $136.1 million and $118.6 million, respectively. As of December 30, 2018, we had an accumulated deficit of $124.1 million.
Credit Facilities
Our Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) included (i) term loans, (ii) a revolving line of credit, and (iii) a mezzanine loan. The mezzanine loan was canceled upon its expiration in fiscal 2017 and the revolving line of credit expired in May 2018.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,820	$6,629	$2,316
Investing activities	(10,965)	(103,636)	(2,783)
Financing activities	$888	$4,281	$98,662
Cash flows from Operating Activities.
Net cash provided by operating activities for 2018 resulted from a net income of $3.1 million, net cash outflow from changes in operating assets and liabilities of $1.5 million and non-cash expenses of $17.3 million in stock based compensation, $4.9 million in depreciation and amortization and $1.1 million in other non-cash expenses.
The $1.5 million net cash outflow from changes in operating assets and liabilities primarily consisted of a $7.5 million increase in inventory due to timing of raw materials purchases, $2.6 million increase in prepaid expenses and other assets required to support the growth of our business and a $1.5 million increase in accounts receivable due to increased sales and timing of collections, partially offset by a $5.8 million increase in accounts payable due to timing of payments to our suppliers, a $4.0 million increase in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $0.3 million decrease in deferred rent and other assets.
Net cash provided by operating activities for 2017 resulted from a net income of $34.4 million, net cash outflow from changes in operating assets and liabilities of $6.4 million and non-cash expenses of $10.7 million in stock based compensation, $2.7 million in depreciation and amortization and $0.6 million in other non-cash items offset by the non-cash release of the federal tax valuation allowance of $35.3 million. The $6.4 million net cash outflow from changes in operating assets and liabilities primarily consisted of a $12.3 million increase in accounts receivable due to increased sales and timing of collections, a $5.8 million increase in accounts payable due to timing of payments to our suppliers, a $0.5 million increase in deferred rent and other assets and an increase of $0.3 million of prepaid expenses and other current assets. The above cash outflow was partially offset by an increase of $9.3 million in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business and a $3.2 million increase in inventory due to timing of purchases of raw materials.
Net cash provided by operating activities for 2016 of $2.3 million resulted from a net loss of $1.9 million, net cash outflow from changes in operating assets and liabilities of $0.6 million, and non-cash expenses of $3.1 million in stock-based compensation, $1.3 million in depreciation and amortization and $0.4 million in non-cash interest expense. The $0.3 million net cash outflow from changes in operating assets and liabilities primarily consisted of a $5.8 million increase in accrued liabilities and other current liabilities as a result of an increase in expenses consistent with the growth of our business, $1.8 million increase in accounts payable due to timing of payments to our suppliers, and a decrease of $1.2 million in accounts receivable due to timing of payments from our customers, offset by an increase of $8.4 million in inventory due to timing of purchases of raw materials and an increase of $0.9 million in prepaid expenses and other current assets.
Cash flows from Investing Activities.
Net cash used in investing activities in 2018 related to $69.7 million of marketable securities purchases, $5.1 million of property and equipment purchases, $1.7 million of intangible asset purchases and $0.6 million of long-term investment purchases, partially offset by maturities of $66.2 million in marketable securities.
Net cash used in investing activities in 2017 related to $131.8 million of marketable securities purchases and $9.0 million of property and equipment purchases including $5.0 million in leasehold improvements to our new corporate headquarters, partially offset by maturities and sales of $37.1 million in marketable securities.

Net cash used in investing activities for 2016 primarily related to $2.7 million for purchases of property and equipment.
Cash flows from Financing Activities.
Net cash provided by financing activities in 2018 resulted from $5.9 million in proceeds from issuance of common stock, net of taxes withheld for vested stock awards, offset by repayments of outstanding long-term debt of $3.9 million and payment of $1.1 million related to intangible asset purchase.
Net cash provided by financing activities in 2017 resulted from $7.0 million in proceeds from issuance of common stock, net of taxes withheld for vested stock awards, offset by repayments of outstanding long-term debt of $2.4 million and payment of $0.3 million related to intangible asset purchase.
Net Cash provided by financing activities for 2016 primarily resulted from $97.5 million proceeds from the IPO, net of issuance costs, $3.8 million in long-term debt borrowing, net of debt issuance costs, $3.0 million from borrowing under our revolving line of credit, and $1.2 million proceeds from exercise of stock options, offset by repayments of outstanding long-term debt of $3.8 million and repayment of outstanding amounts under the revolving line of credit of $3.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of December 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$11,144	$2,862	$4,232	$3,733	$317
Commitments(1)	4,900	2,400	2,500	—	—
Software license commitments	2,604	1,488	1,116	—	—
	$18,648	$6,750	$7,848	$3,733	$317
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline As of December 30, 2018, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of December 30, 2018, we have purchase obligations of $11.4 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started. In addition, as of December 30, 2018, we also have a non-cancellable commitment with a vendor to purchase additional intellectual property licenses up to $2.5 million upon the successful integration of the vendor’s existing software licenses with our products.
Design Win Commitments
In order to further promote its Wi-Fi solutions and secure additional design wins with service providers (“SPs”), we enter into arrangements with some of our OEMs and ODMs to incentivize the promotion of our design win solutions with SPs. Once a design win is secured through this arrangement, the Company is obligated to compensate the OEM or ODM a success fee. The resulting liability is expected to be settled through the shipment of its Wi-Fi chips. As of December 30, 2018, we had open commitments to our OEMs and ODMs under these arrangements amounting to $4.3 million. There is no guarantee that we will secure some or all of these design wins (including the time frame when such design wins may be realized) in future reporting periods.
Off-Balance Sheet Arrangements
As of December 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.
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
Revenue Recognition
We derive our revenue primarily from the sale of Wi-Fi solutions, net of accruals for estimated sales returns and rebates. We adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 which resulted in a change to our revenue policy relating to customer rebate arrangements. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We adopted Accounting Standard Codification (“ASC”) Topic 606 (“ASC Topic 606”) as of January 1, 2018 using the modified retrospective transition method. Based on the evaluation of its current contracts and revenue streams under the new standard, we identified a change in accounting relating to customer rebate arrangements. Under the new standard, we are required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is recognized. In order to estimate this amount, we used historical data to determine an estimate of breakage which was applied to the amount of customer rebate due under its contractual arrangements. The cumulative effect upon adoption of ASC Topic 606 was not material and did not have a material impact on our consolidated financial position or results of operations. The impact of the estimate of breakage for the year ended December 30, 2018 was approximately $1.0 million, which was recorded as a result of applying the new revenue standard and is not considered material to revenue or any other affected financial statement line items.
Our sales arrangements with distributors do not allow for rights of return or price protection on unsold Wi-Fi solutions and its policy is to classify shipping and handling costs, net of costs charged to customers, as cost of revenue.
Prior to the adoption of ASC Topic 606, we accounted for rebates to end-user customers based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates were charged to the customer rebate accrual when received and approved. Accrued customer rebates were released to revenue only at such time the rebate liability had been extinguished or was considered remote.

We also have historically derived revenues from contracts with multiple deliverables, including a mix of intellectual property licenses, research and development services, and other non-recurring arrangements. While licensing and non-recurring arrangements are not part of primary focus, we may enter into such arrangements on an opportunistic basis from time to time.
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
Income Taxes
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
Intangible Assets
Definite long-lived intangible assets consist of software, intellectual property and design win assets for our Wi-Fi solutions which are recorded based on the total contractual price. Such assets are amortized over its contractual lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such assets are not recoverable, an impairment charge is recognized for the amount by which the carrying amount of such assets exceeds their fair values.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $136.1 million and $118.6 million as of December 30, 2018 and December 31, 2017, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would have affected our interest income by approximately $1.0 million.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 30, 2018 would have affected the fair value of our investment portfolio by approximately $0.5 million.
Foreign Currency Exchange Risk
To date, all of our revenue and the majority of our operating expenses have been denominated in U.S. dollars. Some operating expenses, primarily associated with our international subsidiaries, are denominated in foreign currencies and are therefore exposed to fluctuations due to changes in foreign currency exchange rates, which may cause us to recognize transaction gains and losses in our consolidated statements of operations. During fiscal 2018, we established a currency risk management program to hedge against fluctuations and volatility of future cash flows caused by changes in currency exchange rates. Under this program, our strategy is to have increases or decreases in foreign currency exposures mitigated by gains or losses on the foreign currency forward derivative contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. This strategy reduces, but does not always entirely eliminate, the impact of currency exchange rate movements. Refer to Note 6 to the consolidated financial statements, Derivative Instruments, for further details.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantenna Communications, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantenna Communications, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, of comprehensive income (loss), of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

Quantenna Communications, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$38,881	$24,432
Marketable securities	97,268	94,195
Accounts receivable	28,326	26,786
Inventory	20,218	12,662
Prepaid expenses and other current assets	5,325	2,744
Total current assets	190,018	160,819
Deferred tax assets, net	35,563	35,422
Property and equipment, net	13,691	12,511
Intangible and other assets, net	6,384	3,952
Total assets	$245,656	$212,704
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,852	$3,754
Accrued liabilities and other current liabilities	25,946	21,065
Long-term debt, current portion	—	3,943
Total current liabilities	35,798	28,762
Other long-term liabilities	3,371	3,339
Total liabilities	39,169	32,101
Commitments and contingencies (see Note 7)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at December 30, 2018 and December 31, 2017, 37,695,109 and 35,528,880 shares issued and outstanding at December 30, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	331,551	308,023
Accumulated other comprehensive loss	(935)	(207)
Accumulated deficit	(124,133)	(127,216)
Total stockholders’ equity	206,487	180,603
Total liabilities and stockholders’ equity	$245,656	$212,704

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Revenue	$220,460	$176,359	$129,069
Cost of revenue	111,058	88,208	64,640
Gross profit	109,402	88,151	64,429
Operating expenses:
Research and development	71,522	59,747	46,604
Sales and marketing	16,303	14,040	8,091
General and administrative	18,767	15,299	10,559
Total operating expenses	106,592	89,086	65,254
Income (loss) from operations	2,810	(935)	(825)
Interest expense	—	(713)	(665)
Other income (expense), net	1,239	1,118	(38)
Income (loss) before income taxes	4,049	(530)	(1,528)
Benefit (provision) for income taxes	(966)	34,942	(367)
Net income (loss)	$3,083	$34,412	$(1,895)
Net income (loss) per share:
Basic	$0.08	$1.00	$(0.30)
Diluted	$0.08	$0.89	$(0.30)
Weighted-average number of shares used in per share calculations:
Basic	36,744	34,259	6,385
Diluted	39,663	38,484	6,385

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Net income (loss)	$3,083	$34,412	$(1,895)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	57	(207)	—
Unrealized losses on derivative instruments	(785)	—	—
Other comprehensive loss, net of tax	(728)	(207)	—
Comprehensive income (loss)	$2,355	$34,205	$(1,895)

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balances at December 27, 2015	22,471,537	$184,704	1,106,240	$—	$4,007	$—	$(159,679)	$(155,672)
Issuance of common stock for exercise of options	—	—	329,017	—	579	—	—	579
Issuance of common stock for service provided	—	—	2,777	—	25	—	—	25
Proceeds from initial public offering, net of issuance costs	—	—	6,775,466	1	97,418	—	—	97,419
Conversion of preferred stock to common stock pursuant to IPO	(22,471,537)	(184,704)	24,790,650	2	184,702	—	—	184,704
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	342	—	—	342
Issuance of common stock upon exercise of options subject to repurchase	—	—	72,000	—	—	—	—	—
Vesting of options subject to repurchase	—	—	—	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	3,065	—	—	3,065
Issuance of common stock warrants	—	—	—	—	96	—	—	96
Net loss	—	—	—	—	—	—	(1,895)	(1,895)
Balances at January 1, 2017	—	—	33,076,150	3	290,319	—	(161,574)	128,748
Cumulative effect adjustment of ASU 2016-09 (Note 1)	—	—	—	—	54	—	(54)	—
Issuance of common stock for exercise of options and awards, net of shares withheld for taxes	—	—	2,452,730	—	7,253	—	—	7,253
Issuance costs related to initial public offering	—	—	—	—	(286)	—	—	(286)
Stock-based compensation expense	—	—	—	—	10,683	—	—	10,683
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(207)	—	(207)
Net income	—	—	—	—	—	—	34,412	34,412
Balances at December 31, 2017	—	—	35,528,880	3	308,023	(207)	(127,216)	180,603
Issuance of common stock for exercise of options and awards, net of shares withheld for taxes	—	—	2,166,229	1	6,239	—	—	6,240
Stock-based compensation expense	—	—	—	—	17,289	—	—	17,289
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	57	—	57
Change in unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(785)	—	(785)
Net income	—	—	—	—	—	—	3,083	3,083
Balances at December 30, 2018	—	$—	37,695,109	$4	$331,551	$(935)	$(124,133)	$206,487

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Cash flows from operating activities
Net income (loss)	$3,083	$34,412	$(1,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	17,289	10,683	3,065
Depreciation and amortization	4,861	2,669	1,278
Deferred income taxes	53	(35,333)	—
Other	1,067	635	434
Changes in assets and liabilities:
Accounts receivable	(1,540)	(12,306)	1,237
Inventory	(7,556)	3,158	(8,413)
Prepaid expenses and other current assets	(2,581)	(335)	(901)
Deferred rent and other assets	313	(467)	(50)
Accounts payable	5,791	(5,752)	1,804
Accrued liabilities and other current liabilities	4,040	9,265	5,757
Net cash provided by operating activities	24,820	6,629	2,316
Cash flows from investing activities
Purchase of property and equipment	(5,100)	(8,970)	(2,724)
Purchase of long-term investment	(590)	—	—
Purchase of intangible asset	(1,732)	—	—
Purchase of marketable securities	(69,716)	(131,790)	—
Proceeds from sales and maturities of marketable securities	66,173	37,124	—
Restricted cash	—	—	(59)
Net cash used in investing activities	(10,965)	(103,636)	(2,783)
Cash flows from financing activities
Proceeds from issuance of common stock	8,418	7,675	1,191
Payment of taxes withheld for vested stock awards	(2,501)	(626)	—
Proceeds from initial public offering, net of issuance costs	—	(96)	97,483
Proceeds from revolving line of credit, net of fees paid	—	—	2,950
Repayment of revolving line of credit	—	—	(3,000)
Proceeds from issuance of long-term debt, net of fees paid	—	—	3,854
Payments related to intangible asset purchase	(1,086)	(266)	—
Repayments of long-term debt	(3,943)	(2,406)	(3,816)
Net cash provided by financing activities	888	4,281	98,662
Effect of exchange rate changes on cash and cash equivalents	(294)	113	—
Net increase (decrease) in cash and cash equivalents	14,449	(92,613)	98,195
Cash and cash equivalents
Beginning of year	24,432	117,045	18,850
End of year	$38,881	$24,432	$117,045

The accompanying notes are an integral part of these financial statements.

Quantenna Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information
Interest paid during the period	$—	$224	$489
Income taxes paid during the period	$455	$278	$106

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities and other current liabilities	$193	$433	$213
Intangible assets, capitalized	$1,650	$3,259	$—
Conversion of convertible preferred stock to common stock	$—	$—	$184,704

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
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. The fiscal years ended on December 30, 2018, December 31, 2017 and January 1, 2017 consisted of 52 weeks, 52 weeks and 53 weeks, respectively. Fiscal 2019 consists of 52 weeks ending on December 29, 2019.
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
Foreign Currency Remeasurement
The Company and its subsidiaries use the U.S. dollar as the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured using an average exchange rate for the respective period, except for expenses related to non-monetary assets and liabilities, which are measured at historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in “Other income (expense), net”. For the years ended December 30, 2018, December 31, 2017 and January 1, 2017, foreign currency remeasurement and transactions gains and losses were immaterial.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to changes in foreign currency exchange rates from forecasted cash flows associated with the operational expenses of its foreign subsidiaries. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The Company’s derivative forward contracts are designated as cash-flow hedges and their effectiveness is measured by comparing the cumulative forward-rate changes in the fair value of the hedge contract with the cumulative forward-rate change in the forecasted cash flows of the hedged item. See Note 6, “Derivative Instruments,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
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
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at invoice value less estimated allowances for returns and doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from its customers’ inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. For all periods presented, the Company concluded that no allowance for doubtful accounts was necessary and therefore no amounts were recorded as bad debt provision.
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
The Company generally requires no collateral from its customers. For the years ended December 30, 2018, December 31, 2017 and January 1, 2017, one, one and three customers accounted for 10% or more of revenue, respectively.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The following table discloses these customers’ percentage of revenue for the respective periods:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Customer
A	29%	16%	11%
B	*	*	19%
C	*	*	11%

*	Total customer percentage of revenue was less than 10%.
The following table discloses customer balances that accounted for 10% or more of accounts receivable:

	December 30, 2018	December 31, 2017

Customer
A	36%	31%
B	14%	*
C	*	12%
D	10%	*
E	10%	14%
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Intangible Assets
Definite long-lived intangible assets consist of software, intellectual property and design win assets for the Company’s Wi-Fi solutions which are recorded based on the total contractual price. Such assets are amortized over its contractual lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such assets are not recoverable, an impairment charge is recognized for the amount by which the carrying amount of such assets exceeds their fair values. There was no impairment of definite long-lived intangible assets for the periods presented. As of December 30, 2018, the Company’s definite long-lived intangible assets amounted to approximately $5.1 million, net of accumulated amortization of $1.5 million.
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
Revenue Recognition
The Company derives its revenue primarily from the sale of Wi-Fi solutions, net of accruals for estimated sales returns and rebates. The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 which resulted in a change to its’ revenue policy relating to customer rebate arrangements. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company adopted Accounting Standard Codification (“ASC”) Topic 606 (“ASC Topic 606”) as of January 1, 2018 using the modified retrospective transition method. Based on the evaluation of its current contracts and revenue streams under the new standard, the Company identified a change in accounting relating to customer rebate arrangements. Under the new standard, the Company is required to account for customer rebate arrangements as variable consideration which requires an estimate of the variable consideration to be made when revenue is recognized. In order to estimate this amount, the Company used historical data to determine an estimate of breakage which was applied to the amount of customer rebate due under its contractual arrangements. The cumulative effect upon adoption of ASC Topic 606 was not material and did not have a material

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

impact on the Company’s consolidated financial position or results of operations. The impact of the estimate of breakage for the year ended December 30, 2018 was approximately $1.0 million, which was recorded as a result of applying the new revenue standard and is not considered material to revenue or any other affected financial statement line items.
The Company’s sales arrangements with distributors do not allow for rights of return or price protection on unsold Wi-Fi solutions and its policy is to classify shipping and handling costs, net of costs charged to customers, as cost of revenue.
Prior to the adoption of ASC Topic 606, the Company accounted for rebates to end-user customers based on the maximum amount of rebate contractually due under the terms of the arrangement. Claims for customer rebates were charged to the customer rebate accrual when received and approved. Accrued customer rebates were released to revenue only at such time the rebate liability had been extinguished or was considered remote.
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
Advertising and Promotion Costs
Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. The Company incurred immaterial advertising or promotion expenses in the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black-Scholes option valuation model. The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common stock and risk-free interest rate. The fair value for restricted stock awards is measured based on the closing market price of our common stock on the date of grant.
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
Reclassifications
Reclassifications of certain prior period amounts in the consolidated financial statements have been made to conform to the current year presentation.
2.    Recent Accounting Pronouncements
On February 14, 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows a company to elect to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income at the time of the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance previously charged to income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company early-adopted ASU 2018-02 during the third quarter of fiscal 2018 with no material impact to our consolidated financial statements as a result of this adoption.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., foreign currency) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company early-adopted ASU 2017-12 during the second quarter of fiscal 2018 when it commenced its hedging activities with no material impact to our consolidated financial statements as a result of this adoption. Refer to Note 6 to the consolidated financial statements, Derivative Instruments, for further details.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The adoption of this standard has no impact on the Company’s consolidated financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for the Company as of the first quarter of fiscal 2019.
The Company will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. It further expects to elect certain practical expedients permitted under the transition guidance and has substantially completed its evaluation of the effect that the adoption of this ASU will have on its financial statements. The Company believes that substantially all of its operating lease commitments will be subject to the new standard and in connection with the adoption of ASC 842, it expects to recognize additional right-of-use assets and operating lease liabilities based on the outstanding lease commitments as of December 30, 2018 and as disclosed in Note 7 to the consolidated financial statements, Commitments and Contingencies - Leases. In accordance with the guidance under ASC 842 and upon adoption, the additional right-of-use assets that will be capitalized and corresponding operating lease liabilities will be recorded at its net present value using an appropriate discount rate.
3.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands, except per share data)
Net income (loss)	$3,083	$34,412	$(1,895)
Weighted-average shares outstanding - basic	36,744	34,259	6,385
Dilutive effect of stock options, ESPP and RSUs	2,919	4,225	—
Weighted average shares outstanding - diluted	39,663	38,484	6,385
Net income (loss) per share:
Basic	$0.08	$1.00	$(0.30)
Diluted	$0.08	$0.89	$(0.30)

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Warrants to purchase common stock	—	—	477
Shares available for ESPP	24	—	224
Restricted Stock Units (RSUs)	40	1,095	7
Options to purchase common stock	1,311	857	6,474
Total	1,375	1,952	7,182
4.     Balance Sheets Components
Marketable Securities
Marketable securities at December 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$85,353	$24	$(242)	$85,135
Government debt securities	12,141	2	(10)	12,133
	$97,494	$26	$(252)	$97,268
The contractual maturities of marketable securities as of December 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$80,041	$79,840
Due after one year to five years	17,453	17,428
	$97,494	$97,268
Marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$83,570	$7	$(250)	$83,327
Government debt securities	10,889	—	(21)	10,868
	$94,459	$7	$(271)	$94,195

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The contractual maturities of marketable securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,201	$49,144
Due after one year to five years	45,258	45,051
	$94,459	$94,195
Property and equipment, net consisted of the following:

	December 30, 2018	December 31, 2017
	(in thousands)
Computer and lab equipment	$17,858	$14,295
Computer software	1,047	795
Furniture and fixtures	1,739	1,589
Leasehold improvements	4,579	3,977
Sub-total	25,223	20,656
Accumulated depreciation and amortization	(11,532)	(8,145)
Property and equipment, net	13,691	12,511
Depreciation and amortization expense related to property and equipment was $3.6 million, $2.4 million and $1.3 million, for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Inventory
Inventory consisted of the following:

	December 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$9,069	$5,812
Work in progress	1,093	1,069
Finished goods	10,056	5,781
	$20,218	$12,662

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	December 30, 2018	December 31, 2017
	(in thousands)
Accrued customer rebates	$10,705	$8,710
Accrued payroll and related benefits	6,424	3,411
Accrued expenses	3,004	4,507
Accrual for inventory purchases	1,214	2,124
ESPP employee contributions	1,043	706
Other	3,556	1,607
	$25,946	$21,065
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 30, 2018 and December 31, 2017 respectively, the Company measures and reports certain assets at fair value on a recurring basis as shown below except for cash held at banks that are measured at historical cost and which are therefore not included in the tables below.

	Fair Value as of December 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$3,170	$—	$—	$3,170
Commercial paper	—	2,044	—	2,044
Total cash equivalents	3,170	2,044	—	5,214
Marketable Securities:				—
Corporate debt securities	—	85,136	—	85,136
Government debt securities	—	12,132	—	12,132
Total marketable securities	—	97,268	—	97,268

Total cash equivalents and marketable securities	$3,170	$99,312	$—	$102,482

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$4,398	$—	$—	$4,398
Corporate debt securities	—	2,000	—	2,000
Total cash equivalents	4,398	2,000	—	6,398
Marketable Securities:				—
Corporate debt securities	—	83,329	—	83,329
Government debt securities	—	10,866	—	10,866
Total marketable securities	—	94,195	—	94,195

Total cash equivalents and marketable securities	$4,398	$96,195	$—	$100,593
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Total notional and net fair values for foreign exchange derivative contracts designated as hedging instruments as of December 30, 2018 were as follows:

Derivative Assets*			Derivative Liabilities*
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)
Current assets	$376	$3	Current liabilities	$18,386	$908
Non-current assets**	2,630	28	Non-current liabilities**	3,050	82
Total foreign exchange contracts	$3,006	$31	Total foreign exchange contracts	$21,436	$990

*	The Company recorded a net derivative liability of approximately $1.0 million as of December 30, 2018. There were no derivative assets or liabilities recorded in fiscal 2017.
**	Non-current derivative assets and liabilities were discounted at the prevailing risk-free interest rate.
Common Stock Warrants
During the year ended December 30, 2018, the remaining 83,006 common stock warrants of those originally issued in September 2015 were exercised at $2.50 per share. There were no outstanding common stock warrants as of December 30, 2018
As of December 31, 2017, warrants issued and outstanding were as follows:

	Date of Issuance	Number of Warrants	Exercise Price	Expiration Date

Common stock warrants	September 2015	83,006	$2.50	February 2019
6.    Derivative Instruments
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. For accounting purposes, foreign currency forward contracts are designated as hedging instruments and, accordingly, the Company will record the fair value of the effective portion of these contracts as of the end of its’ reporting period in its’ consolidated balance sheets (as an asset or a liability) with changes in fair value recorded within “Accumulated other comprehensive loss” under “Total stockholders’ equity”. The fair values of the derivative financial instruments are combined together on the balance sheet whenever there is a master netting arrangement in place. The changes in fair value will remain in “Accumulated other comprehensive loss” until the costs are recognized, at which time the Company will reclassify the cumulative change of fair value relating to the hedges proportionately into the respective line items on the condensed consolidated income statements. Any changes in fair value of the ineffective portion of the forward contracts will be recognized immediately in the Company’s consolidated income statement under “Other income (expense), net”.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The effects of derivative instruments and hedging activities on the consolidated statement of operations and its effect on the consolidated statement of comprehensive loss from changes in fair value for the year ended December 30, 2018 was as follows:

	Location and Amount of Loss Recognized for Hedging Activities:
	Consolidated Statement of Operations				Consolidated Statement of Comprehensive Income (Loss)- (pre-tax)
	Research and Development	Sales and Marketing	General and Administrative	Total
	(in thousands)
Total expense from foreign currency hedging	$414	$102	$27	$543	$(959)
Effects of foreign currency cashflow hedging:
Loss reclassified from consolidated statement of comprehensive Income (loss)	$(414)	$(102)	$(27)	$(543)	$543
Loss recognized in consolidated statement of comprehensive Income (loss)	$—	$—	$—	$—	$(1,502)
The Company did not enter into any hedging activities in fiscal 2017.
7.    Commitments and Contingencies
Leases
The Company conducts its operations using leased office facilities in various locations. The following is a schedule of future minimum lease payments under operating leases as of December 30, 2018 (in thousands):

2019	$2,862
2020	2,333
2021	1,899
2022	1,923
2023	1,809
2024 and beyond	318
Total minimum lease payments	$11,144
The Company leases office space under arrangements expiring through 2026. Rent expense for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $2.9 million, $1.9 million and $1.2 million, respectively.
Purchase Commitments
The Company has purchase obligations of $11.4 million that are based on outstanding purchase orders as of December 30, 2018, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company is required to pay all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of December 30, 2018.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at December 30, 2018.
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
In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of December 30, 2018, the Company had met the minimum funding requirements and no penalty had been incurred.
As of December 30, 2018, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $2.6 million, of which $1.5 million and $1.1 million are due payable in fiscal 2019 and fiscal 2020, respectively. In addition, as of December 30, 2018, the Company also has a non-cancellable commitment with a vendor to purchase additional intellectual property licenses up to $2.5 million upon the successful integration of the vendor’s existing software licenses with the Company’s products.
Design Win Commitments
In order to further promote its Wi-Fi solutions and secure additional design wins with service providers (“SPs”), the Company enters into arrangements with some of its OEMs and ODMs to incentivize the promotion of its design win solutions with SPs. Once a design win is secured through this arrangement, the Company is obligated to compensate the OEM or ODM a success fee. The resulting liability is expected to be settled through the shipment of its Wi-Fi chips. As of December 30, 2018, the Company had open commitments to its OEMs and ODMs under these arrangements amounting to $4.3 million. There is no guarantee that the Company will secure some or all of these design wins (including the time frame when such design wins may be realized) in future reporting periods.
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
8.     Long-term Debt
Loan and Security Agreement
The Company’s Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”) included (i) term loans, (ii) a revolving line of credit, and (iii) a mezzanine loan. The mezzanine loan was canceled upon its expiration in fiscal 2017 and the revolving line of credit expired in May 2018.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

December 30, 2018
Options issued and outstanding	4,391,548
RSUs issued and outstanding	1,868,659
Shares available for ESPP	1,245,492
Shares available for future stock awards	2,563,564
10,069,263
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Total stock-based compensation expense for employees and non-employees recognized in the consolidated statements of operations was as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Cost of revenue	$199	$165	$33
Research and development	9,676	5,616	911
Sales and marketing	2,696	1,763	248
General and administrative	4,718	3,139	1,898
Total stock-based compensation expense	$17,289	$10,683	$3,090
The above stock-based compensation expense related to the following equity-based awards:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Stock options	$4,171	$3,539	$3,090
RSU awards	11,187	5,368	—
ESPP shares	1,931	1,776	—
Total stock-based compensation expense	$17,289	$10,683	$3,090
Unamortized compensation expense related to unvested stock awards was as follows (in thousands):

	December 30, 2018		December 31, 2017
	Unamortized Expense	Average Expected Recognition Period in Years	Unamortized Expense	Average Expected Recognition Period in Years
Stock options	$7,697	2.2	$9,275	2.8
RSU awards	23,206	2.3	16,272	2.7
ESPP shares	1,081	0.5	1,182	0.8
Total unamortized stock-based compensation expense	$31,984		$26,729

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

Stock Option Activity
The table below summarizes stock option activity under the 2016 Plan:

	Number of Shares Available for Issuance	Number of Shares Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 27, 2015	78,975	5,062,342	$1.77	7.4	$11,269
Authorized	6,113,092	—
RSUs granted	(6,950)	—
Granted (weighted–average fair value of $3.65 per share)	(2,064,982)	2,064,982	8.99
Exercised	—	(403,769)	2.95
Expired, forfeited or canceled	249,931	(249,930)	3.14
Balances at January 1, 2017	4,370,066	6,473,625	3.95	7.4	91,840
Granted (weighted–average fair value of $7.91 per share)	(703,283)	703,283	19.31
Exercised	—	(1,756,143)	1.86
Expired, forfeited or canceled	145,813	(145,813)	8.15
Balances at December 31, 2017	3,812,596	5,274,952	6.59	7.2	35,578
Granted (weighted–average fair value of $5.50 per share)	(666,250)	666,250	13.06
Exercised	—	(1,293,541)	3.23
Expired, forfeited or canceled	256,113	(256,113)	12.55
Balances at December 30, 2018	3,402,459	4,391,548	8.21	6.6	30,148
Options vested and exercisable-December 30, 2018		2,626,213	5.57	5.8	24,411
The aggregate intrinsic value of options exercised was $16.5 million, $29.0 million and $2.6 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.
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

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
The following assumptions were used to calculate the fair value of options granted to employees and non-employee directors during the years indicated:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Expected term (in years)	6.08	6.0 - 6.1	5.5 - 6.6
Volatility	40%	37% - 39%	39% - 40%
Risk-free interest rate	2.4%	1.9% - 2.3%	1.1% - 2.1%
Expected dividend	—	—	—
Employee Stock Purchase Plan
The Company’s 2016 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 20% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for one year offering periods with purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period.
The Company issued 400,696 and 353,812 shares under the ESPP for the year ended December 30, 2018 and December 31, 2017, respectively. Shares authorized for future purchase under the ESPP were 1,245,492 at December 30, 2018. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The following assumptions were used in estimating the fair value of employees' purchase rights under the ESPP:

Years Ended
	December 30, 2018	December 31, 2017
Contractual term remaining (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	31% - 57%	49% - 66%
Risk-free interest rate	2.1% - 2.7%	1.4% - 1.6%
Expected dividend	—	—
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
The table below summarizes RSU activity under the 2016 Plan:

	Number of Shares Outstanding	Weighted– Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2017	6,950	3.9	$126
Granted (weighted–average fair value of $17.72 per share)	1,276,940
Vested	(125,818)
Forfeited or canceled	(57,545)
Balances at December 31, 2017	1,100,527
Granted (weighted–average fair value of $14.93 per share)	1,541,549
Vested	(565,618)
Forfeited or canceled	(207,799)
Balances at December 30, 2018	1,868,659
Outstanding and expected to vest at December 30, 2018	1,868,659	1.2	$26,423
11.     Income Taxes
The components of loss before income taxes were as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
United States	$3,001	$33,451	$16,535
Foreign	1,048	(33,981)	(18,063)
	$4,049	$(530)	$(1,528)

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

The components of the benefit (provision) for income taxes were as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Federal	$—	$290	$(266)
State	(7)	(16)	(1)
Foreign	(960)	(668)	(132)
Total current provision for income taxes	(967)	(394)	(399)

Federal	(14)	35,303	—
State	(2)	65	—
Foreign	17	(32)	32
Total deferred provision	1	35,336	32
	$(966)	$34,942	$(367)
The material components of the deferred tax assets were as follows:

	December 30, 2018	December 31, 2017
	(in thousands)
Deferred tax assets:
Accrual, reserve and other	$1,578	$1,471
Depreciation and amortization	(1,576)	(1,625)
Net operating loss and credits carry forwards	49,059	48,401
Stock based compensation	1,881	1,645
Other	252	64
Total gross deferred tax assets	51,194	49,956
Valuation allowance	(15,643)	(14,534)
Total net deferred tax assets	$35,551	$35,422

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
US Federal Rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	(26.2)	867.1	—
Difference between statutory rate and foreign effective tax rate	18.5	(2,285.7)	(437.8)
Other permanent Items	5.5	(52.3)	(125.2)
Stock based compensation	(36.5)	1,650.1	(29.2)
Research and development credits	(77.3)	610.3	102.2
Change in valuation allowance	27.4	8,988.6	477.6
Foreign Income	8.8	(96.1)	(75.8)
Foreign Tax Credit	—	—	30.7
True up	25.5	—	—
Uncertain tax position	57.2	—	—
Federal Rate Change	—	(3,128.1)	—
	23.9%	6,587.9%	(23.5)%
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
The Tax Act adds new provisions relating to “foreign derived intangible income” (“FDII”) and “global intangible low-taxed income” (“GILTI”). The Company has completed an analysis for FDII and GILTI and due to the results of the Company, there is currently an immaterial impact on the provision. In addition, the Company’s GILTI policy election is to treat GILTI as a period cost if and when incurred and does not plan on calculating the deferred impact of GILTI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes (“ASC 740”) for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company has finished their analysis as of the measurement period closing of December 22,2018 after application of law changes were reviewed by the Company. There were no subsequent adjustments as the conclusions have remained the same.
As of December 30, 2018, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes. Accordingly, in 2017, management has released its valuation allowance against its federal and states, excluding California, net deferred tax assets. With respect to California, the Company is generating more credits than its tax liability on an annual basis. Management believes it is more likely than not that the net deferred tax assets will not be realized for California purposes and thus maintained its valuation allowance against its California net deferred tax assets. The Company's operation in Australia generates more credits than its tax liability. As such, management believes it is more likely than not that the net deferred tax assets will not be realized for Australia purposes. Accordingly, management has a full valuation allowance against its Australian net deferred tax assets. Management’s evaluation as described above is made on currently available evidence and which is subject to change if additional information becomes known or changes due to facts and circumstances.
At December 30, 2018 and December 31, 2017, the Company had federal net operating loss carryforwards of approximately $117.0 million and $120.2 million, respectively, that expire beginning in 2028, and domestic state net operating loss carryforwards

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

of approximately $92.4 million and $104.6 million, respectively, that will begin to expire in 2028. At December 30, 2018 and December 31, 2017, the Company also had Federal research and development credit carryforwards of approximately $14.9 million and $10.6 million, respectively, that begin to expire in 2026, and domestic state research and development credit carryforwards of approximately $13.5 million and $11.0 million, respectively, that do not expire.
Under Internal Revenue Code Section 382, our ability to utilize NOL carry-forwards or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
During the year ended and December 30, 2018, the liability for uncertain tax positions less accrued interest and penalties increased from $5.3 million for the prior year to $8.3 million. Of the total $8.3 million of unrecognized tax benefits, $5.6 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Beginning balance	$5,318	$5,221	$4,425
Increases related to current year’s unrecognized tax benefits	3,283	1,569	888
Increases related to prior year’s unrecognized tax benefits	107	68	—
Decreases related to prior year’s unrecognized tax benefits	(442)	(1,540)	(92)
Ending balance	$8,266	$5,318	$5,221
The valuation allowance for deferred tax assets consisted of the following activity for the fiscal years 2018, 2017 and 2016:

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Allowance for deferred tax assets	(in thousands)
Year ended December 30, 2018	$14,534	$1,109	$—	$15,643
Year ended December 31, 2017	62,207	4,260	(51,933)	14,534
Year ended January 1, 2017	$67,194	$705	$(5,692)	$62,207
The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 30, 2018 and December 31, 2017, the Company recorded no estimated interest or estimated penalties.
The Company and its subsidiaries are subject to taxation in various jurisdictions, including federal, state and foreign. The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2014 for federal purposes and 2013 for state purposes. The exceptions to this are the net operating loss carryovers and R&D credit carryovers. These amounts are subject to audit for a period of three years after utilization for federal purposes and four years after utilization for state purposes.
The Company intends to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company has not provided for foreign withholding taxes on the earnings of foreign subsidiaries because the Company intends to reinvest such earnings offshore indefinitely. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation. As of December 30, 2018, there is approximately $9.7 million of earnings upon which foreign withholding taxes have not been provided.

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

12.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.5 million and $0.5 million for the years ended December 30, 2018 and December 31, 2017, respectively.
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
The following table sets forth the Company’s revenue by geographic region, based on ship-to destinations (in thousands):

	Years Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$202,342	92%	$162,059	92%	$114,499	89%
Europe, Middle East and Africa	17,953	8	14,015	8	14,353	11
Americas	165	—	285	—	217	—
Total	$220,460	100%	$176,359	100%	$129,069	100%
Long-lived assets outside the U.S. are immaterial; therefore, disclosures have been limited to revenue.
The following table sets forth revenue by country, based on ship-to destinations, for countries with 10% or more of revenue during any of the periods presented:

	Years Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(Dollars in thousands)
China	$123,383	56%	$119,821	68%	$86,107	66%
Vietnam	56,125	25	—	—	—	—
Taiwan	19,050	9	17,780	10	13,752	11
Tunisia	17,334	8	13,410	8	13,755	11
United States	111	—	283	—	291	—
Other foreign countries	4,457	2	25,065	14	15,164	12
Total	$220,460	100%	$176,359	100%	$129,069	100%

Quantenna Communications, Inc.
Notes to Consolidated Financial Statements

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
Since 2012, the Company has paid licensing fees for digital and analog layout tools and simulation tools from Cadence in the ordinary course of business. In fiscal 2017, the Company entered into a software license contract with Cadence for the use of various EDA software tools used for its research and development efforts. The Company classified the software licenses as definite long-lived intangible assets in its condensed consolidated balance sheets amounting to approximately $2.4 million as of July 1, 2018, net of accumulated amortization of approximately $0.8 million. Under the terms of this arrangement, the Company amortized fees, in its condensed consolidated statements of operations, of approximately $0.5 million during the six months ended July 1, 2018, and approximately $3.0 million and $1.7 million for the year ended December 31, 2017 and January 1, 2017, respectively.
Agreement with RUSNANO
Dmitry Akhanov, formerly a member of the Company’s board of directors, is President and Chief Executive Officer at Rusnano USA, Inc., a U.S. subsidiary of RUSNANO, one of the Company’s investors. In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO in connection with RUSNANO’s investment in convertible promissory notes, which subsequently converted into shares of the Company’s Series G convertible preferred stock. Pursuant to the amended and restated letter agreement, the Company agreed, among other matters, to operate and fund the Company’s Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet its funding obligations for any period, the Company will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of December 30, 2018, the Company had met the minimum funding requirements.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2018, the last day of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2018.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018 using the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 30, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

During the course of the preparation of our 2016 consolidated financial statements, we identified a control deficiency in our internal control over financial reporting. This control deficiency did not result in a misstatement of the annual or interim financial statements, however, this control deficiency could have resulted in a misstatement of the consolidated financial statements or disclosures that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, our management had determined that this control deficiency constituted a material weakness as previously disclosed in our Prospectus and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 (fiscal 2016) and December 31, 2017 (fiscal 2017). The material weakness was a result of a lack of sufficient qualified personnel within the finance and accounting function who possessed an appropriate level of expertise to effectively perform the following functions commensurate with our structure and financial reporting requirements: (a) to identify, select and apply US GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and (b) to assess risk and design appropriate control activities over financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.
In response to the identified material weakness, we have taken a number of steps to remediate this material weakness and improve our internal control over financial reporting. Since the beginning of fiscal 2017 and though fiscal 2018, we have increased our dedicated finance and accounting personnel, including certified public accountants and several finance support team members. We have also implemented additional internal controls, including additional workflows relating to change management, review and approval processes, and account reconciliations. We further updated our internal controls process narratives, performed additional training, conducted key control tests to ensure that our internal control processes performed as documented and enhanced the precision-level review of our controls.
The additional resources added to the finance function have enabled us to further (i) allow separate preparation and review of reconciliations and other account analysis, (ii) enable us to develop a more structured accounting and financial reporting close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness and accuracy of our financial reporting, and (iii) identify and review complex or unusual transactions. These individuals possess the appropriate knowledge and capacity to help fulfill our obligations to comply with the accounting and reporting requirements. Additionally, we have further significantly improved internal controls surrounding our financial reporting process and continued to validate and test the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and concluded that the foregoing actions have significantly improved our internal control over financial reporting.
Management tested the operating effectiveness of such designed controls and found them to be effective. As such, management concluded that the previously identified and disclosed material weakness had been remediated as of December 30, 2018.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated in this report by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated in this report by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated in this report by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated in this report by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated in this report by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2018 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-213871	3.2	September 29, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37927	3.1	August 22, 2017
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-213871	4.1	October 17, 2016
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-213871	10.1	September 29, 2016
10.2+	Quantenna Communications, Inc. 2016 Omnibus Equity Incentive Plan and related form agreements.	10-K	001-37927	10.2	March 1, 2017
10.3+	Quantenna Communications, Inc. 2016 Employee Stock Purchase Plan and related form agreements.	10-K	001-37927	10.3	March 1, 2017
10.4+	Quantenna Communications, Inc. 2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213871	10.4	October 17, 2016
10.5+	Quantenna Communications, Inc. 2006 Stock Plan and related form agreements.	S-1/A	333-213871	10.5	October 17, 2016
10.6+	Quantenna Communications, Inc. Executive Incentive Compensation Plan.	S-1	333-213871	10.6	September 29, 2016
10.7	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated August 29, 2014, as amended from time to time.	S-1	333-213871	10.16	September 29, 2016
10.8	Agreement Regarding Investment in Series F Preferred Stock Financing, dated April 16, 2012, between the Registrant and Open Joint Stock Company “RUSNANO,” as amended on July 9, 2014.	S-1/A	333-213871	10.17	October 17, 2016
10.9+	Executive Change of Control Agreement between the Registrant and Sam Heidari.	S-1/A	333-213871	10.18	October 27, 2016
10.10+	Offer Letter between the Registrant and Sam Heidari, dated May 19, 2009, and amendments thereto.	S-1	333-213871	10.23	September 29, 2016

10.11+	Offer Letter between the Registrant and David Carroll, dated December 20, 2012.	S-1	333-213871	10.26	September 29, 2016
10.12+	Offer Letter between the Registrant and Jack Lazar, dated June 9, 2016.	S-1	333-213871	10.28	September 29, 2016
10.13+	Offer Letter between the Registrant and Mark Stevens, dated June 24, 2016.	S-1	333-213871	10.30	September 29, 2016
10.14+	Offer Letter between the Registrant and Sean Sobers, dated July 8, 2016.	S-1	333-213871	10.31	September 29, 2016
10.15+	Quantenna Communications, Inc. Outside Director Compensation Policy.	S-1/A	333-213871	10.32	October 17, 2016
10.16+	Amended and Restated Change of Control and Severance Agreement between the Registrant and David Carroll.	10-K	001-37927	10.33	March 1, 2017
10.17+	Amended and Restated Change of Control and Severance Agreement between the Registrant and Sean Sobers.	10-K	001-37927	10.34	March 1, 2017
10.18	Office Lease, between the Registrant and Automation Parkway Owner, LLC, dated February 21, 2017	10-K	001-37927	10.35	March 1, 2017
10.19+	Transition Agreement and Release, between the Registrant and Lionel Bonnot, effective as of January 24, 2018.	10-Q	001-37927	10.36	May 1, 2018
10.20+	Consulting Agreement and Release, between the Registrant and Lionel Bonnot, effective as of December 31, 2017.	10-Q	001-37927	10.37	May 1, 2018
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________

+	Indicates management contract or compensatory plan.

*	Filed herewith.

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

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

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

Signature	Title	Date

/s/ Sam Heidari	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Sam Heidari

/s/ Sean Sobers	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2019
Sean Sobers

/s/ Edwin B. Hooper III	Director	February 28, 2019
Edwin B. Hooper III

/s/ Glenda Dorchak	Director	February 28, 2019
Glenda Dorchak

/s/ Harold Hughes	Director	February 28, 2019
Harold Hughes

/s/ Jack Lazar	Director	February 28, 2019
Jack Lazar

/s/ John Scull	Director	February 28, 2019
John Scull

/s/ Mark Stevens	Director	February 28, 2019
Mark Stevens