Form 10-Q
period 2019-03-31
QUANTENNA COMMUNICATIONS INC
filed 2019-04-30
CIK 1370702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Quantenna Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 30, 2018

Assets
Current assets
Cash and cash equivalents	$40,750	$38,881
Marketable securities	95,729	97,268
Accounts receivable	35,096	28,326
Inventory	18,203	20,218
Prepaid expenses and other current assets	2,465	5,325
Total current assets	192,243	190,018
Deferred tax assets	37,425	35,563
Property and equipment, net	21,610	13,691
Intangible and other assets, net	6,681	6,384
Total assets	$257,959	$245,656
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,962	$9,852
Accrued liabilities and other current liabilities	28,193	25,946
Total current liabilities	37,155	35,798
Other long-term liabilities	8,642	3,371
Total liabilities	45,797	39,169
Commitments and contingencies (see Note 8)
Stockholders’ equity
Common stock: $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2019 and December 30, 2018, 38,473,343 and 37,695,109 shares issued and outstanding at March 31, 2019 and December 30, 2018, respectively	4	4
Additional paid-in capital	337,813	331,551
Accumulated other comprehensive loss	(417)	(935)
Accumulated deficit	(125,238)	(124,133)
Total stockholders’ equity	212,162	206,487
Total liabilities and stockholders’ equity	$257,959	$245,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

Revenue	$57,678	$45,117
Cost of revenue	28,170	22,352
Gross profit	29,508	22,765
Operating expenses:
Research and development	19,059	17,601
Sales and marketing	4,357	4,495
General and administrative	9,275	4,198
Total operating expenses	32,691	26,294
Loss from operations	(3,183)	(3,529)
Other income, net	697	334
Loss before income taxes	(2,486)	(3,195)
Benefit (provision) for income taxes	1,381	(52)
Net loss	$(1,105)	$(3,247)
Net loss per share - basic and diluted	$(0.03)	$(0.09)
Weighted average shares used to compute basic and diluted net loss per share	38,080	35,848
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

Net loss	$(1,105)	$(3,247)
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities	215	(231)
Unrealized gains on derivative instruments	303	—
Other comprehensive gain (loss), net of tax	518	(231)
Comprehensive loss	$(587)	$(3,478)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity
Balances at December 30, 2018	37,695	$4	$331,551	$(935)	$(124,133)	$206,487
Issuance of common stock for exercise of options and awards, net of shares withheld for taxes	778	—	1,032	—	—	1,032
Stock-based compensation expense	—	—	5,230	—	—	5,230
Change in unrealized gain on marketable securities, net of tax	—	—	—	215	—	215
Change in unrealized gain on derivative instruments, net of tax	—	—	—	303	—	303
Net loss	—	—	—	—	(1,105)	(1,105)
Balances at March 31, 2019	38,473	$4	$337,813	$(417)	$(125,238)	$212,162

	Three Months Ended April 1, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity
Balances at December 31, 2017	35,529	$3	$308,023	$(207)	$(127,216)	$180,603
Issuance of common stock for exercise of options and awards, net of shares withheld for taxes	656	—	888	—	—	888
Stock-based compensation expense	—	—	4,592	—	—	4,592
Change in unrealized loss on marketable securities, net of tax	—	—	—	(231)	—	(231)
Net loss	—	—	—	—	(3,247)	(3,247)
Balances at April 1, 2018	36,185	$3	$313,503	$(438)	$(130,463)	$182,605
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantenna Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities	(in thousands)
Net loss	$(1,105)	$(3,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,995	1,125
Stock-based compensation expense	5,230	4,592
Deferred income taxes	(2,009)	—
Other	136	(50)
Changes in assets and liabilities:
Accounts receivable	(6,770)	476
Inventory	2,015	(5,758)
Prepaid expenses and other assets	2,294	(147)
Accounts payable	(910)	8,725
Accrued liabilities and other current liabilities	(6)	1,053
Non-current liabilities	(635)	—
Net cash provided by operating activities	235	6,769
Cash flows from investing activities
Purchase of property and equipment	(941)	(924)
Purchase of long-term investment	—	(590)
Purchase of marketable securities	(21,480)	(13,211)
Proceeds from sales and maturities of marketable securities	23,211	11,515
Net cash provided by (used in) investing activities	790	(3,210)
Cash flows from financing activities
Proceeds from issuance of common stock	2,964	1,438
Payments of taxes withheld for vested stock awards	(1,932)	(601)
Payments related to intangible asset purchase	(272)	(272)
Repayments of long-term debt	—	(3,943)
Net cash provided by (used in) financing activities	760	(3,378)
Effect of exchange rates on cash and cash equivalents	84	—
Net increase in cash and cash equivalents	1,869	181
Cash and cash equivalents
Beginning of period	38,881	24,432
End of period	$40,750	$24,613
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
On March 27, 2019, we entered into a definitive agreement and plan of merger with ON Semiconductor Corporation to be acquired by ON Semiconductor Corporation for $24.50 per share in an all cash transaction. Refer to Note 13 to condensed consolidated financial statements, Merger Agreement, for further details of the merger.
Reporting Calendar
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 2019 will have 52 weeks and fiscal 2018 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal 2019 will end on December 29, 2019.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (“2018 Annual Report on Form 10-K”).
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
Significant Accounting Policies
During the three months ended March 31, 2019, there have been no changes in our significant accounting policies as described in the 2018 Annual Report on Form 10-K except for the adoption of the new lease standard issued by the Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). Refer to Note 2 to condensed consolidated financial statements, Operating Leases, for further details.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.     Operating leases
Adoption of New Accounting Standards
In February 2016, the FASB issued ASC 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The Company adopted ASC 842 on December 31, 2018 using the modified retrospective method of adoption and therefore did not restate prior year comparative amounts which are presented in accordance with ASC 840 prior to December 31, 2018.
ASC 842 provides a number of optional practical expedients in transition.The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. All of our leases at the adoption date were operating leases for facilities and did not include any non-lease components.
ASC 842 had a material effect on the Company’s financial statements.The most significant effects of adoption relate to (1) the recognition of new Right-of-Use (“ROU”) assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.
Upon adoption, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $8.5 million based on the present value of the remaining minimum rental payments using an estimated incremental borrowing rate of 4.47%. The Company also recognized corresponding ROU assets of approximately $8.5 million which is classified as part of Property and Equipment, Net, in its condensed consolidated balance sheet. These ROU assets relate to office space leased under non-cancelable operating leases under arrangements expiring through 2026 including for our corporate headquarters in San Jose, California as well as other regional and international corporate office locations and their associated lease component related to the fixed payments payable under these leases which are integral to the right to use the ROU assets. Non-lease components such as common area maintenance costs are considered as variable costs and are expensed as incurred. Lease expense is not expected to change materially as a result of the adoption of ASC 842.
ASC 842 also provides practical expedients for an entity’s ongoing accounting.The Company elected the short-term lease recognition exemption for all leases that qualify all lease that qualify, which means that the Company will not recognize ROU assets or lease liabilities for new or existing short–term leases.
During the three months ended March 31, 2019, the Company recorded $0.8 million as lease expense. Lease expense relating to short-term leases were insignificant.
Operating lease liabilities as of March 31, 2019 are reconciled to ROU assets as below (in thousands):

Operating lease liabilities, short-term portion	$2,678
Operating lease liabilities, long-term portion*	6,743
Total operating lease liabilities	9,421
Less deferred rent eliminated upon adoption of ASC 842	(1,419)
Total ROU assets classified as Property and Equipment, Net	$8,002
*included in “Other long-term liabilities” in the condensed consolidated balance sheet as of March 31, 2019.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of our operating lease liabilities are as follows as of March 31, 2019 (in thousands):

2019	$2,116
2020	2,333
2021	1,895
2022	1,920
2023	1,808
2024 and beyond	322
Total payments	$10,394
Less: Future interest	(973)
Present value of operating lease liabilities	$9,421
As of March 31, 2019, the weighted average remaining lease term was 4.4 years and the weighted average discount rate was 4.47%.
3.    Revenue by Geographic Area
The following table sets forth the Company’s revenue by geographic region, based on ship-to destinations (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		April 1, 2018
	Amount	% of revenue	Amount	% of revenue
Asia-Pacific	$52,805	92%	$40,737	90%
Europe, Middle East and Africa	4,757	8	4,366	10
Americas	116	—	14	—
Total	$57,678	100%	$45,117	100%
4.     Earnings Per Share
The following table summarizes the Company’s computation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands, except per share data)
Net loss	$(1,105)	$(3,247)
Weighted-average shares outstanding - basic and diluted	38,080	35,848
Net loss per share - basic and diluted	$(0.03)	$(0.09)

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potentially dilutive securities outstanding at the end of the periods have been excluded from the computation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Warrants to purchase common stock	—	58
Shares available for Employee Stock Purchase Plan (ESPP)	321	374
Restricted Stock Units (RSUs)	2,860	2,147
Options to purchase common stock	3,774	5,398
Total	6,955	7,977
5.     Balance Sheets Components
Marketable Securities
Marketable securities at March 31, 2019 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$79,801	$128	$(85)	$79,844
Government debt securities	15,878	12	(5)	15,885
	$95,679	$140	$(90)	$95,729
The contractual maturities of marketable securities as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$74,382	$74,314
Due after one year to five years	21,297	21,415
	$95,679	$95,729
Marketable securities as of December 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$85,353	$24	$(242)	$85,135
Government debt securities	12,141	2	(10)	12,133
	$97,494	$26	$(252)	$97,268

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The contractual maturities of marketable securities as of December 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$80,041	$79,840
Due after one year to five years	17,453	17,428
	$97,494	$97,268
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2019	December 30, 2018
	(in thousands)
Computer and lab equipment	$18,537	$17,858
Operating lease ROU assets	8,002	—
Computer software	1,177	1,047
Furniture and fixtures	1,739	1,739
Leasehold improvements	4,631	4,579
Sub-total	34,086	25,223
Accumulated depreciation and amortization	(12,476)	(11,532)
Property and equipment, net	$21,610	$13,691
Depreciation and amortization expense related to property and equipment was $0.9 million and $0.9 million, respectively, for the three months ended March 31, 2019 and April 1, 2018.
Inventory
Inventory consisted of the following:

	March 31, 2019	December 30, 2018
	(in thousands)
Raw materials	$8,693	$9,069
Work in progress	2,328	1,093
Finished goods	7,182	10,056
	$18,203	$20,218
Intangible Assets
Definite long-lived intangible assets consist of software, intellectual property and design win assets for the Company’s Wi-Fi solutions which are recorded based on the total contractual price. Such assets are amortized over their contractual lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such assets are not recoverable, an impairment charge is recognized for the amount by which the carrying amount of such assets exceeds their fair values. There was no impairment of definite long-lived intangible assets for the periods presented. As of March 31, 2019, the Company’s definite long-lived intangible assets amounted to approximately $4.9 million, net of accumulated amortization of $1.7 million.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following:

	March 31, 2019	December 30, 2018
	(in thousands)
Accrual for inventory purchases	$6,920	$1,214
Accrued customer rebates	5,985	10,705
Accrued payroll and related benefits	5,178	6,424
ESPP Contributions	2,704	1,043
Accrued expenses	1,907	3,004
Operating lease liabilities, short-term portion	2,678	—
Other	2,821	3,556
	$28,193	$25,946
6.    Fair Value Measurements
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$3,145	$—	$—	$3,145
Commercial paper	—	2,490	—	2,490
Government debt securities	—	1,994	—	1,994
Total cash equivalents	3,145	4,484	—	7,629
Marketable Securities:				—
Corporate debt securities	—	79,843	—	79,843
Government debt securities	—	15,886	—	15,886
Total marketable securities	—	95,729	—	95,729

Total cash equivalents and marketable securities	$3,145	$100,213	$—	$103,358

	Fair Value as of December 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Cash equivalents:
Money market funds	$3,170	$—	$—	$3,170
Corporate debt securities	—	2,044	—	2,044
Total cash equivalents	3,170	2,044	—	5,214
Marketable Securities:				—
Corporate debt securities	—	85,136	—	85,136
Government debt securities	—	12,132	—	12,132
Total marketable securities	—	97,268	—	97,268

Total cash equivalents and marketable securities	$3,170	$99,312	$—	$102,482

The Level 1 assets consist of money market funds. The Level 2 assets consist of available-for-sale investment portfolio, which are valued utilizing a market approach.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign currency derivative forward contracts are measured at fair value based on market-based observable inputs including currency exchange spot and forward rates, interest rates, and credit-risk spreads, and are classified at Level 2 of the fair value hierarchy.
Total notional and net fair values for foreign exchange derivative contracts designated as hedging instruments as of March 31, 2019 were as follows:

Derivative Assets*			Derivative Liabilities*
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)
Current assets	$4,419	$83	Current liabilities	$14,359	$619
Non-current assets**	689	20	Non-current liabilities**	5,034	54
Total foreign exchange contracts	$5,108	$103	Total foreign exchange contracts	$19,393	$673

*	The Company recorded a net derivative liability of $0.6 million as of March 31, 2019. There were no derivative assets or liabilities recorded for the comparative periods in fiscal 2018.
**	Non-current derivative assets and liabilities were discounted at the prevailing risk-free interest rate.
7.     Derivative Financial Instruments
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

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of derivative instruments and hedging activities on the condensed consolidated statement of operations and its effect on the condensed consolidated statement of comprehensive loss from changes in fair value for the three months ended March 31, 2019 was as follows:

	Location and Amount of Loss Recognized for Hedging Activities:
	Condensed Consolidated Statement of Operations				Condensed Consolidated Statement of Comprehensive Loss (pre-tax)
	Research and Development	Sales and Marketing	General and Administrative	Total
	(in thousands)
Total expense (income) from foreign currency hedging	$133	$63	$14	$210	$(389)
Effects of foreign currency cashflow hedging:
Loss reclassified from condensed consolidated statement of comprehensive loss	$(133)	(63)	(14)	(210)	$210
Gain recognized in condensed consolidated statement of comprehensive loss	$—	$—	$—	$—	$(179)

The Company did not enter into any hedging activities for the comparative periods in fiscal 2018.
8.    Commitments and Contingencies
Purchase Commitments
The Company has purchase obligations of $19.9 million that are based on outstanding purchase orders as of March 31, 2019, related to the fabrication of certain wafers for which production has started. These purchase orders are cancellable at any time, provided that the Company pays all costs incurred through the cancellation date. Historically, the Company has rarely canceled these agreements once production has started. The Company did not otherwise have any outstanding non-cancellable purchase obligations as of March 31, 2019.
Indemnification
In connection with the sale of its semiconductor products, the Company executes standard software license agreements allowing customers to use its firmware. Under the indemnification clauses of these license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee, subject to certain restrictions and limitations. The Company has never incurred significant expense defending its licensees against third-party claims. Further, the Company has never incurred significant expense under its standard product or services performance warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at March 31, 2019.
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
In July 2014, the Company entered into an amended and restated letter agreement with RUSNANO pursuant to which the Company agreed, among other matters, to operate and fund its Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that the Company fails to meet

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

its funding obligations for any period, it will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of March 31, 2019, the Company had met the minimum funding requirements and no penalty had been incurred.
As of March 31, 2019, the Company’s non-cancellable obligations for its definite long-lived intangible assets which are comprised of software licenses were approximately $2.2 million, of which $1.5 million is due payable within one year and $0.7 million is due payable within two years. In addition, as of March 31, 2019, the Company also had a non-cancellable commitment with a vendor to purchase additional intellectual property licenses up to $2.5 million upon the successful integration of the vendor’s existing software licenses with the Company’s products.
Design Win Commitments
In order to further promote its Wi-Fi solutions and secure additional design wins with service providers (“SPs”), the Company enters into arrangements with some of its OEMs and ODMs to incentivize the promotion of its design win solutions with SPs. Once a design win is secured through this arrangement, the Company is obligated to compensate the OEM or ODM a success fee. The resulting liability is expected to be settled through the shipment of its Wi-Fi chips. As of March 31, 2019, the Company had open commitments to its OEMs and ODMs under these arrangements amounting to $4.0 million. There is no guarantee that the Company will secure some or all of these design wins (including the time frame when such design wins may be realized) in future reporting periods.
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
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

March 31, 2019

Options issued and outstanding	3,773,768
RSUs issued and outstanding	2,860,325
Shares available for ESPP	1,233,490
Shares available for future stock awards	3,198,960
11,066,543

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2019, the Company granted 1,451,564 restricted stock units (“RSUs”) to employees. During the three months ended April 1, 2018, the Company granted 1,254,398 RSUs and 666,250 options to employees.
10.    Stock-based Compensation
Total stock-based compensation expense for employees and non-employees recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Cost of revenue	$85	$34
Research and development	2,890	2,393
Sales and marketing	749	984
General and administrative	1,506	1,181
Total stock-based compensation expense	$5,230	$4,592
The above stock-based compensation expense related to the following equity-based awards:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Stock options	$—	$1,168
RSU awards	4,686	2,803
ESPP shares	544	621
Total stock-based compensation expense	$5,230	$4,592
11. Income Taxes
The Company recorded an income tax benefit of $1.4 million and a provision of $0.1 million, for the three months ended March 31, 2019 and April 1, 2018, respectively. The tax benefit consisted primarily of foreign expenses which is offset with domestic discrete windfall benefits associated with stock options.
The provision for income taxes consists primarily of income taxes in the foreign jurisdictions in which we conduct business.
As of March 31, 2019, based on the available objective evidence, management still believes it is more likely than not that the net deferred tax assets will be realized for federal and state purposes. We will continue to maintain a valuation allowance in certain foreign jurisdictions deemed necessary until sufficient positive evidence exists to support reversal. Such assessment may change in the future as further evidence becomes available.
Under Internal Revenue Code (“IRC”) Section 382, our ability to utilize net operating loss (“NOL”) carry-forwards or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Quantenna Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have completed an IRC Section 382 analysis through December 31, 2018 and determined that there was no significant limitation to the utilization of NOL or tax credit carryforwards before they expire. We are in the process of updating the study through the current year and will update for any significant limitations to the utilization of NOL or tax credit carryforwards in the current year upon completion of the study.
12.    Employee Benefit Plans
Defined Contribution Plan
The Company adopted a 401(k) Plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The 401(k) Plan permits the Company to make matching contributions and profit sharing contributions to eligible participants. The Company has made matching contributions of $0.2 million and $0.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively.
13.    Merger Agreement
On March 27, 2019, ON Semiconductor Corporation, a Delaware corporation (“ON Semiconductor”), and the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The acquisition consideration represents equity value of approximately $1.07 billion and enterprise value of approximately $936 million, after accounting for the Company’s net cash of approximately $136 million at the end of fourth quarter of fiscal 2018.
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock outstanding immediately prior to the merger (other than shares held by (a) ON Semiconductor or its subsidiaries immediately prior to the merger, (b) the Company as treasury stock and (c) stockholders of the Company who properly exercised their appraisal rights under the Delaware General Corporation Law) will automatically be canceled and converted into the right to receive $24.50 per share in cash, without interest (the “Merger Consideration”). In addition, at or immediately prior to the merger, (i) each option to purchase shares that has an exercise price per share that is less than the Merger Consideration will be canceled and converted into the right to receive the Merger Consideration, net of the applicable exercise price, and in the case of each unvested option, payable at the times and subject to the contingencies specified in the Merger Agreement (but in no event later than the end of the calendar year in which the merger occurs), (ii) each option to purchase shares that has an exercise price per Share that is equal to or greater than the Merger Consideration will be canceled without payment, (iii) each vested RSU award will be canceled and converted into the right to receive the Merger Consideration, and (iv) each unvested RSU award will be canceled and converted into the right to receive the Merger Consideration, payable on the same vesting schedule that applied to such award, subject to certain conditions specified in the Merger Agreement.
Completion of the merger is subject to the satisfaction of several conditions, including: (i) adoption of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) the expiration or termination of any applicable waiting period relating to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval under the applicable antitrust laws of China; and (iii) certain other customary conditions.
The Merger Agreement contains certain termination rights for each of ON Semiconductor and the Company ,and further provides that, upon termination of the Merger Agreement, under specified circumstances, the Company may be required to pay ON Semiconductor a termination fee of $32.2 million.
The Merger Agreement has been adopted by the boards of directors of each of ON Semiconductor and the Company, and the board of directors of the Company has recommended that the stockholders of the Company adopt the Merger Agreement. The merger is expected to close in the second half of fiscal 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2019 (“2018 Annual Report on Form 10-K”) and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” and those included elsewhere in this Quarterly Report on Form 10-Q.
Our Management’s Discussion and Analysis is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2019 to the corresponding period in 2018.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

•	Contractual Commitments. Contractual obligations as of March 31, 2019.
Overview
We are a leader in the design, development, and marketing of advanced high-speed wireless communication solutions enabling wireless local area networking. Our solutions are designed to deliver leading-edge Wi-Fi performance to support an increasing number of connected devices accessing a rapidly growing pool of digital content. We apply our wireless systems and software expertise with high-performance radio frequency, mixed-signal and digital semiconductor design skills to provide highly integrated Wi-Fi solutions to our customers. Wi-Fi is a ubiquitous standard for wireless network connectivity, defined by the Institute of Electrical and Electronics Engineers (“IEEE,”)802.11 standardization body working group that is rapidly evolving to deliver continued performance improvements while maintaining backward compatibility.
We sell our Wi-Fi solutions directly to global original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) that serve the end markets we address. In addition, we sell our Wi-Fi solutions to third-party distributors who, in turn, resell to OEMs, ODMs and CMs. OEMs incorporate our solutions into their products, which are then sold to their own customers, such as service providers, retailers, enterprises, small and medium businesses, and retail consumers. To date, we have primarily addressed the service provider market for home networking applications, including home gateways, repeaters, and set-top boxes. We also seek to address additional end markets, with solutions for (i) retail OEMs for home networking as well as small and medium business applications (e.g., routers and repeaters), (ii) enterprise OEMs for enterprise networking applications, (iii) fixed wireless access (“FWA”), and (iv) potential future opportunities from consumer electronics OEMs for consumer connected home applications. We believe the life cycles of our customers’ products can range from approximately one year to five years or more depending on the end market.
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

The following table shows OEM, ODM and third-party distributor customers from which we derived 10% or more of our revenue during the periods shown:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Percentage of revenue)
Customer:
A	26%	18%
B	*	16%
C	*	10%
Substantially all of our revenue as of March 31, 2019 has been derived from sales to customer partners serving the service provider home networking market.
Almost all of our revenue was generated outside the United States for the three months ended March 31, 2019 and April 1, 2018, based on ship-to destinations, and we anticipate that the vast majority of our shipments will continue to be delivered outside the United States. Although almost all shipments are delivered outside the United States, we believe that a significant number of the Wi-Fi products that include our semiconductors, such as access points, gateways, set-top boxes and repeaters, are ultimately sold by OEM customers to service providers in North America and Western Europe. To date, all of our revenue has been denominated in U.S. dollars. Refer to Note 3 to condensed consolidated financial statements, Revenue by Geographic Area, for further details of the Company’s revenue by geographic region.
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
First Quarter 2019 and Recent Highlights
Revenue increased $12.6 million, or 28%, to $57.7 million for the three months ended March 31, 2019, and net loss decreased by $2.1 million, or 66%, to $1.1 million for the same period when compared to the three months ended April 1, 2018.
Gross profit increased $6.7 million, or 30%, to $29.5 million in the three months ended March 31, 2019 when compared to the corresponding period in 2018. Gross margin decreased by 70 basis points, to 51.2%, in the three months ended March 31, 2019 compared to the corresponding period in 2018.
The increases in revenue and gross profit were primarily due to an increase in sales of our Wi-Fi solutions driven by higher unit volumes of our 11ac products. Changes in our gross margin were primarily due to changes in our product mix including an increased concentration of our higher cost 11ac Wave 3 (10G) product. Operating expenses increased $6.4 million, or 24%, to $32.7 million for the three months ended March 31, 2019 when compared to the corresponding period in 2018, primarily due to the continued expansion of our operations.
We generated cash from operations of $0.2 million for the three months ended March 31, 2019 and ended the first quarter of 2019 with cash and cash equivalents and marketable securities of $136.5 million. See "Liquidity and Capital Resources" below for further details.
As of March 31, 2019, we had 410 employees, down 1% from 415 employees at the end of the fourth quarter of 2018, and up 6% from 386 employees at the end of the first quarter of 2018.

On March 27, 2019, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with ON Semiconductor Corporation to be acquired by ON Semiconductor for $24.50 per share in an all cash transaction. The acquisition consideration represents equity value of approximately $1.07 billion and enterprise value of approximately $936 million, after accounting for our net cash of approximately $136 million at the end of fourth quarter of fiscal 2018.
Subject to the terms and conditions set forth in the Merger Agreement, each share of our common stock outstanding immediately prior to the merger (other than shares held by (a) ON Semiconductor or its subsidiaries immediately prior to the merger, (b) us as treasury stock and (c) our stockholders who properly exercised their appraisal rights under the Delaware General Corporation Law) will automatically be canceled and converted into the right to receive $24.50 per share in cash, without interest (the “Merger Consideration”). In addition, at or immediately prior to the merger, (i) each option to purchase shares that has an exercise price per share that is less than the Merger Consideration will be canceled and converted into the right to receive the Merger Consideration, net of the applicable exercise price, and in the case of each unvested option, payable at the times and subject to the contingencies specified in the Merger Agreement (but in no event later than the end of the calendar year in which the merger occurs), (ii) each option to purchase shares that has an exercise price per Share that is equal to or greater than the Merger Consideration will be canceled without payment, (iii) each vested restricted stock unit award will be canceled and converted into the right to receive the Merger Consideration, and (iv) each unvested restricted stock unit award will be canceled and converted into the right to receive the Merger Consideration, payable on the same vesting schedule that applied to such award, subject to certain conditions specified in the Merger Agreement.
Completion of the merger is subject to the satisfaction of certain closing conditions, including: (i) approval of the Merger Agreement by the requisite vote of our stockholders; (ii) the expiration or termination of any applicable waiting period relating to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval under the applicable antitrust laws of China; and (iii) certain other customary conditions. On April 22, 2019, early termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted.
The Merger Agreement contains certain termination rights for each of us and ON Semiconductor and further provides that, upon termination of the Merger Agreement under specified circumstances we may be required to pay ON Semiconductor a termination fee of $32.2 million.
The Merger Agreement has been adopted by our Board of Directors and the board of directors of ON Semiconductor . The merger is expected to close in the second half of fiscal 2019, subject to satisfaction of the closing conditions.
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
General and Administrative. Our G&A expenses consist primarily of personnel costs for our administrative personnel in support of our infrastructure functions such as general management, finance, human resources, legal, facilities and information technology. G&A expenses also include professional services fees including legal and advisory fees relating to the proposed acquisition of our company by ON Semiconductor, insurance premiums, office equipment and supplies, depreciation expense and allocated administrative costs.
Other Income, Net
Other income (expense), net consist primarily of interest income from our cash and cash equivalents and marketable securities portfolio, and the effect of exchange rates on our foreign currency-denominated asset and liability balances.
Provision for Income Taxes
The Company had a tax benefit for income taxes for the three months ended March 31, 2019 primarily due to foreign tax expense and discrete windfall tax benefits associated with stock options and also due to the net loss incurred during this period.

Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars and as a percentage of our revenue:

	Three Months Ended
	March 31, 2019		April 1, 2018
	Amount	% of Revenue	Amount	% of Revenue

	(In thousands, except per share data)
Revenue	$57,678	100.0%	$45,117	100.0%
Cost of revenue (1)	28,170	48.8	22,352	49.5
Gross profit	29,508	51.2	22,765	50.5
Operating expenses (1)
Research and development	19,059	33.0	17,601	39.0
Sales and marketing	4,357	7.6	4,495	10.0
General and administrative	9,275	16.1	4,198	9.2
Total operating expenses	32,691	56.7	26,294	58.2
Loss from operations	(3,183)	(5.5)	(3,529)	(7.7)
Other income, net	697	1.2	334	0.7
Loss before income taxes	(2,486)	(4.3)	(3,195)	(7.0)
Benefit (provision) for income taxes	1,381	2.4	(52)	(0.1)
Net loss	$(1,105)	(1.9)%	$(3,247)	(7.1)%
Net loss per share - basic and diluted	$(0.03)		$(0.09)
Weighted average shares used to compute basic and diluted net loss per share	38,080		35,848

________________________

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of revenue	$85	$34
Research and development	2,890	2,393
Sales and marketing	749	984
General and administrative	1,506	1,181
Total stock-based compensation expense	$5,230	$4,592

Comparison of the three months ended March 31, 2019 and April 1, 2018
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2019	April 1, 2018	Change		% Change
	(Dollars in thousands)
Revenue	$57,678	$45,117	$12,561		28%
Cost of revenue	28,170	22,352	5,818		26%
Gross profit	$29,508	$22,765	$6,743		30%
Gross margin	51.2%	50.5%	70	bps
Revenue. Revenue increased $12.6 million, or 28%, to $57.7 million in the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to higher unit volumes from increased sales of our new 11ac Wave 3 (“10G”) products and our 11ac Wave 2 products. This increase was partially offset by declining sales of our legacy 11n products. Revenue included $2.0 million relating to the reversal of accrued customer rebate liabilities as a result of a change in estimate of variable consideration due to the expiration of certain customer rebate liabilities in the period.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased $5.8 million, or 26%, to $28.2 million in the three months ended March 31, 2019 compared to the corresponding period in 2018, as a result of higher unit volumes and changes to the product mix including an increased concentration of our higher cost 10G product.
Gross profit increased $6.7 million, or 30%, to $29.5 million in the three months ended March 31, 2019 compared to the corresponding period in 2018 due to the higher unit volumes and changes to the product mix including an increased concentration of our higher priced 10G product.
Gross margin increased by 70 basis points, to 51.2%, in the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to an increased concentration of lower gross margin 10G product offset by the impact of $2.0 million in reversals of customer rebate liabilities.
Operating Expenses

	Three Months Ended
	March 31, 2019		April 1, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(Dollars in thousands)
Operating expenses:
Research and development	$19,059	33.0%	$17,601	39.0%	$1,458	8%
Sales and marketing	4,357	7.6	4,495	10.0	(138)	(3)
General and administrative	9,275	16.1	4,198	9.3	5,077	121
Total operating expenses	$32,691	56.7%	$26,294	58.3%	$6,397	24%
Research and Development Expenses.  R&D expenses increased $1.5 million, or 8%, to $19.1 million in the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $1.8 million increase in personnel costs, including $0.5 million in stock-based compensation expense, resulting from a 3% increase in headcount to further develop and expand our solutions portfolio and support increased customer product development activities, partially offset by a decrease of $0.2 million in tape-out and lay-out expenses and $0.1 million in professional services.

Sales and Marketing Expenses. S&M expenses decreased $0.1 million, or 3%, to $4.4 million in the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to a decrease of $0.2 million in personnel related costs partially offset by an increase of $0.1 million in marketing and administrative expenses.
General and Administrative Expenses.  G&A expenses increased $5.1 million, or 121%, to $9.3 million in the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to transaction-related costs of $4.0 million associated with the pending merger with On Semiconductor, and an increase of $1.0 million in personnel costs, including $0.3 million in stock-based compensation expense, as we grew our administrative headcount by 24% to support the growth of our business.
Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through sales of our common stock in conjunction with our initial public offering (“IPO”), private equity financing, gross profits generated from sales, technology licensing and debt financing arrangements. As of March 31, 2019 and December 30, 2018, we had cash and cash equivalents and marketable securities of $136.5 million and $136.1 million, respectively, and as of March 31, 2019, we had an accumulated deficit of $125.2 million.
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
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$235	$6,769
Investing activities	790	(3,210)
Financing activities	$760	$(3,378)
Cash flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2019 and April 1, 2018 was $0.2 million and $6.8 million, respectively.
Net cash provided by operating activities for the three months ended March 31, 2019 of $0.2 million resulted from a net loss of $1.1 million, net cash outflow from changes in operating assets and liabilities of $4.0 million and non-cash expenses of $5.2 million in stock based compensation, $2.0 million of depreciation and amortization and $0.1 million of other non-cash expenses, partially offset by $2.0 million of non-cash deferred tax benefit. The $4.0 million net cash outflow from changes in operating assets and liabilities primarily consisted of a $6.8 million increase in accounts receivable due to timing of collections, a $0.9 million decrease in accounts payable due to timing of payments to our suppliers and a $0.6 million decrease in non-current liabilities due to the payment of our facility lease obligations, partially offset by a $2.3 million decrease in prepaid expenses and other assets and a $2.0 million decrease in inventory due to timing of raw materials purchases.

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
Cash flows from Investing Activities
Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2019 compared to net cash used in investing activities for the three months ended April 1, 2018 of $3.2 million. Cash provided by investing activities for the three months ended March 31, 2019 related to $23.2 million in sales and maturities of marketable securities, partially offset by $21.5 million of marketable securities purchases and $0.9 million of property and equipment purchases.
Cash used in investing activities for the three months ended April 1, 2018 related to $13.2 million of marketable securities purchases, $0.9 million of property and equipment purchases and $0.6 million purchase of long-term investment, partially offset by maturities and sales of $11.5 million in marketable securities.
Cash flows from Financing Activities.
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2019 compared to net cash used in financing activities for the three months ended April 1, 2018 of $3.4 million. Net cash provided by financing activities during the three months ended March 31, 2019 reflected $3.0 million in proceeds from issuance of common stock, net, partially offset by payment of $1.9 million of taxes withheld for vested stock awards and payments of $0.3 million related to intangible asset purchases.
Net cash flow used in financing activities during the three months ended April 1, 2018 reflected the repayment of our outstanding debt of $3.9 million on January 2, 2018, payment of $0.6 million of taxes withheld for vested stock awards and payments of $0.3 million related to intangible asset purchase, partially offset by $1.4 million in proceeds from issuance of common stock.
Contractual Obligations and Commitments
The following table summarizes our contractual commitments and obligations as of March 31, 2019:

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Commitments(1)	$4,900	$2,400	$2,500
Software license commitments	2,232	1,488	744
	$7,132	$3,888	$3,244
________________________

(1)
In April 2012, we entered into a letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to create a subsidiary to be incorporated in Russia and to fund such subsidiary in an aggregate amount of $20.0 million over three years. In July 2014, we amended and restated such letter agreement with RUSNANO, pursuant to which we agreed, among other matters, to operate and fund our Russian operations in an aggregate amount of $13.0 million over six annual periods beginning on December 31, 2014. The annual funding requirements in period one to period six are $2.2 million, $1.7 million, $2.0 million, $2.2 million, $2.4 million, and $2.5 million, respectively. In the event that we fail to meet our funding obligations for any period, we will be required to pay RUSNANO a penalty fee of 10% on 80% of the difference between the funding obligation and the actual funding for that period, subject to a cure period of one calendar quarter after the applicable period funding deadline. As of March 31, 2019, we had met the minimum funding requirements.

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of March 31, 2019, we have purchase obligations of $19.9 million that are based on outstanding purchase orders related to the fabrication of silicon wafers for which production has started. These purchase orders are cancellable at any time, provided that we are required to pay all costs incurred through the cancellation date. Historically, we have rarely canceled these agreements once production has started. In addition, as of March 31, 2019, we also had a non-cancellable commitment with a vendor to purchase additional intellectual property licenses up to $2.5 million upon the successful integration of the vendor’s existing software licenses with our products.
Design Win Commitments
In order to further promote its Wi-Fi solutions and secure additional design wins with service providers (“SPs”), we enter into arrangements with some of our OEMs and ODMs to incentivize the promotion of our design win solutions with SPs. Once a design win is secured through this arrangement, we are obligated to compensate the OEM or ODM a success fee. The resulting liability is expected to be settled through the shipment of its Wi-Fi chips. As of March 31, 2019, we had open commitments to its OEMs and ODMs under these arrangements amounting to $4.0 million. There is no guarantee that we will secure some or all of these design wins (including the time frame when such design wins may be realized) in future reporting periods.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our critical accounting policies are more fully described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and Note 1, “The Company and Summary of Significant Accounting Policies” contained in the “Notes to Consolidated Financial Statements” of our 2018 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended March 31, 2019.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. Our critical accounting policies are described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K.
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
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $136.5 million and $136.1 million as of March 31, 2019 and December 30, 2018, respectively. We manage our cash and cash equivalents portfolio and marketable securities for operating and working capital purposes.
Our cash and cash equivalents are held in cash, short-term money market funds, agency securities and commercial paper with maturities of less than 90 days when purchased. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the three months ended March 31, 2019, the effect of a hypothetical 100-basis point (one percentage point) increase or decrease in overall interest rates would have affected our interest income by approximately $1.0 million.
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
The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2019 would have affected the fair value of our investment portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk
To date, all of our revenue and the majority of our operating expenses have been denominated in U.S. dollars. Some operating expenses, primarily associated with our international subsidiaries, are denominated in foreign currencies and are therefore exposed to fluctuations due to changes in foreign currency exchange rates, which may cause us to recognize transaction gains and losses in our consolidated statements of operations. We have therefore established a currency risk management program to hedge against fluctuations and volatility of future cash flows caused by changes in currency exchange rates. Under this program, our strategy is to have increases or decreases in foreign currency exposures mitigated by gains or losses on the foreign currency forward derivative contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. This strategy reduces, but does not always entirely eliminate, the impact of currency exchange rate movements. Refer to Note 7 to the condensed consolidated financial statements, Derivative Instruments, for further details.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
CEO and CFO Certifications
We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our principal executive officer and principal financial officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

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
Risks Related to Our Proposed Merger with ON Semiconductor
The announcement or pendency of our proposed merger with ON Semiconductor may have an adverse effect on our business, financial condition, cash flow and results of operations and the trading price of our common stock.

On March 27, 2019, Quantenna, ON Semiconductor Corporation, and Raptor Operations Sub, Inc., a wholly owned subsidiary of ON Semiconductor, entered into a definitive agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, ON Semiconductor agreed to acquire Quantenna through a merger (the “Merger”), subject to satisfaction of certain closing conditions. As a result of the Merger Agreement, we are subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business, financial condition and results of operations, including without limitation, potential uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. For example, the announcement or pendency of the Merger could have an adverse effect on our revenue and business if our customers delay, defer or cancel purchases or design win opportunities pending completion of the Merger. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	potential adverse effects on our relationships with our current suppliers and other business partners, or other third parties with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations by certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities without ON Semiconductor’s approval;

•	that we may forego opportunities we might otherwise pursue absent the Merger Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with the combined company following the completion of the Merger;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.

Failure to complete the Merger could negatively impact our business, financial condition, cash flow and results of operations and the trading price of our common stock.

The respective obligations of Quantenna and ON Semiconductor to complete the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by our stockholders, receipt of certain regulatory approvals in the United States and other jurisdictions, the absence of any legal prohibitions to the consummation of the Merger, the accuracy of the representations and warranties of the parties, and compliance by the parties with their respective obligations under the Merger Agreement. Certain of these conditions are not within our control, and there can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner, or at all. In addition, lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. If the actions that may be brought are successful, the Merger could be delayed or prevented.

If the Merger is not completed, the trading price for our common stock could be negatively impacted. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $32.2 million to ON Semiconductor under certain circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the Merger;

•	we may be subject to additional legal proceedings related to the Merger;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community and our customers, partners and vendors;

•
any disruptions to our business resulting from the announcement or pendency of the acquisition, including any adverse changes in our relationships with our customers, partners, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may have difficulties to attract, recruit, retain and motivate current and prospective employees.
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
We have incurred net losses in the past and may incur net losses in the future. For the three months ended March 31, 2019 and April 1, 2018, we incurred net losses of $1.1 million and $3.2 million, respectively. As of March 31, 2019, we had an accumulated deficit of $125.2 million. We expect to continue to make significant investments related to the development of our Wi-Fi solutions and the expansion of our business, including investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also incur significant additional legal, accounting and other expenses. If we fail to continue to grow our revenue or if our revenue growth is not sufficient to offset the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
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
There has been a significant amount of consolidation in our industry and related industries. Examples include consolidation among service providers, such as the acquisition of DIRECTV by AT&T in 2015; consolidation involving our customers, such as the acquisition of the Cisco service provider consumer premise equipment (CPE) business by Technicolor in 2015, the acquisition of Pace plc, by ARRIS Group, Inc., in 2016, and the acquisition of ARRIS International plc by CommScope Holding Company, Inc., which was announced in November 2018 and completed in April 2019; consolidation involving our partners, such as the acquisition of Freescale Semiconductor by NXP Semiconductors in 2015; and consolidation involving our competitors, such as the acquisition of Broadcom by Avago Technologies in 2016, the proposed acquisition of NXP Semiconductors by Qualcomm announced in October 2016 and abandoned in July 2018 after failing to obtain regulatory approval in China, and the acquisition of Cavium Inc. by Marvell announced in November 2017 and completed in July 2018. In addition, in November 2017, Broadcom announced an unsolicited offer to acquire Qualcomm. Broadcom subsequently withdrew and terminated its offer to acquire Qualcomm in March 2018 after the President of the United States issued an executive order prohibiting the acquisition of Qualcomm by Broadcom.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We have received communications from third parties, including non-practicing entities, alleging our infringement of their patents, and we may receive additional claims of infringement in the future. For example, in October 2016, a third party filed suit in the United States District Court for the Northern District of Illinois alleging infringement by us of nine expired United States patents. While this matter was favorably settled by us for an immaterial amount, we cannot predict the results of other future litigation with other third parties. See Note 8, “Commitments and Contingencies” contained in the Notes to Condensed Consolidated Financial Statements of our Quarterly Report on Form 10-Q. In addition, our customers and service providers may become subject to litigation or receive communications regarding alleged infringement of their products that implicate our Wi-Fi solutions. We have certain contractual obligations to defend and indemnify our customers and other third parties from damages and costs which may arise in connection with any such infringement claims. We or our customers may be required to obtain licenses for such patents, which could require us to pay royalties. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. If we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products or licensing of our technology, expend significant resources to redesign our solutions, develop alternative technology or discontinue the use of processes requiring the relevant technology.
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could adversely affect our results of operations and financial condition.
Our success depends, in part, on our ability to adequately protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual provisions, to protect our proprietary technologies and know-how. As of March 31, 2019, we had 60 issued patents in the United States and five foreign counterpart patents issued in Taiwan. The rights granted to us may not be meaningful or provide us with any commercial advantage. For example, any patent claims we make may be deemed insufficient to cover the third party’s product or technology or the patent could be opposed, contested, circumvented, designed around or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any of our patents to adequately protect our technology could make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is not as comprehensive as our United States patent protection. As a result, we may not be able to effectively protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may be challenging or may not be available. Furthermore, changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.
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
We have expanded our operations significantly since our inception in 2005 and anticipate that further expansion will be required to achieve our business objectives. For example, we grew from 380 employees as of December 31, 2017 to 410 employees as of March 31, 2019, and we expect our headcount to continue to grow as we scale our business. The growth and expansion of our business have placed and will continue to place a significant strain on our management, operations and financial resources. We expect that any future growth will also add complexity to, and require effective coordination throughout, our organization.
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
Additionally, the United States has announced restrictions on exports involving specific companies. In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security imposed a denial of export privileges against Zhongxing Telecommunications Equipment Corporation (“ZTE”) and a second ZTE entity. These restrictions were subsequently lifted in July 2018, but may be imposed in the future with little or no advance notice. In December 2018, various sources noted that President Trump was considering an executive order to declare a national emergency and ban U.S. companies from using telecommunications equipment made by Chinese companies Huawei and ZTE. While the prior export ban applicable to ZTE has been lifted by the United States, the imposition of any export bans and the resulting uncertainty regarding the eventual resolution or potential for future export bans, can delay or cause the loss of revenue opportunities and harm our results of operations.
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
We have experienced a material weakness in the past and could experience one or more material weaknesses in the future. During the course of the preparation of our 2016 consolidated financial statements, we identified a control deficiency in our internal control over financial reporting that we determined constituted a material weakness as previously disclosed in our prospectus in connection with our initial public offering and in our Annual Reports on Form 10-K for the fiscal years ended January 1, 2017 (fiscal 2016) and December 31, 2017 (fiscal 2017). While we have taken a number of steps to improve our internal controls over financial reporting and have successfully remediated this material weakness, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. In addition, if material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of any such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition, or divert financial and management resources from our core business.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of March 27, 2019, among Quantenna Communications, Inc., ON Semiconductor Corporation, and Raptor Operations Sub, Inc.	8-K	001-37927	2.1	03-27-2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

**
All schedules to Exhibit 2.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Quantenna Communications, Inc. hereby agrees to furnish supplementary a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTENNA COMMUNICATIONS, INC.

Date: April 29, 2019	By:	/s/ Sam Heidari
Sam Heidari
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2019	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Accounting and Financial Officer)